Form 10-Q
period 1994-09-30
CIRCON CORP
filed 1994-11-14
CIK 719727

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 1993 AND SEPTEMBER 30, 1994

                                       ASSETS


                                                               (Unaudited)
                                              December 31,    September 30,
                                                  1993            1994

CURRENT ASSETS:
     Cash and temporary cash investment     $      495,000   $     786,000
     Marketable securities                      21,810,000      20,361,000
     Accounts receivable, net of allowance of
       $555,000 in 1993, and $605,000 in 1994   14,803,000      15,930,000
     Inventories                                17,632,000      17,296,000
     Prepaid expenses and other assets           3,634,000       3,763,000

          Total current assets                  58,374,000      58,136,000


PROPERTY, PLANT, AND EQUIPMENT,
     at cost, net of accumulated depreciation
     and amortization                           25,580,000      30,577,000

OTHER ASSETS,  at cost, net of accumulated
     amortization                                3,591,000       3,455,000

          Total assets                          87,545,000   $  92,168,000






               The accompanying notes are an integral part of these consolidated statements.

              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 1993 AND SEPTEMBER 30, 1994

              LIABILITIES AND SHAREHOLDERS' EQUITY



                                                               (Unaudited)
                                              December 31,    September 30,
                                                  1993            1994

CURRENT LIABILITIES:
     Accounts payable                            2,822,000       3,774,000
     Accrued liabilities                         5,313,000       5,911,000
     Customer deposits                             392,000         473,000
     Income taxes payable                                          886,000

          Total current liabilities              8,527,000      11,044,000

NONCURRENT LIABILITIES
     Deferred income taxes                       3,827,000       3,741,000
     Capital lease obligation and other            627,000         372,000

          Total noncurrent liabilities           4,454,000       4,113,000

COMMITMENTS

SHAREHOLDERS' EQUITY
     Preferred stock, $ .01 par value:
          1,000,000 shares authorized, none
          outstanding
     Common stock; $ .01 par value:
          50,000,000 shares authorized;
          7,788,494 and 7,862,783 outstanding
            at December 31, 1993 and September  58,799,000      58,561,000
     Unrealized losses on Marketable Securitie                    (171,000)
     Cumulative translation adjustment            (193,000)       (137,000)
     Retained earnings                          15,958,000      18,758,000

     Total shareholders' equity                 74,564,000      77,011,000

     Total liabilities and shareholders'
          equity                            $   87,545,000  $   92,168,000


               The accompanying notes are an integral part of these consolidated statements.

CIRCON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended             Nine Months Ended
                                September 30,                  September 30,
                                (Unaudited)   (Unaudited)      (Unaudited)   (Unaudited)
                                   1993          1994             1993          1994
NET SALES                       22,450,000    22,469,000       65,062,000    65,232,000

   COST OF SALES                10,806,000    10,863,000       30,220,000    31,102,000

GROSS PROFIT                    11,644,000    11,606,000       34,842,000    34,130,000

OPERATING EXPENSES:
   Research and development      1,920,000     1,953,000        5,941,000     5,946,000
   Selling, general and administ 8,368,000     8,016,000       25,336,000    24,262,000

   Total operating expenses     10,288,000     9,969,000       31,277,000    30,208,000

INCOME FROM OPERATIONS           1,356,000     1,637,000        3,565,000     3,922,000

   Interest income, net            141,000       127,000          421,000       378,000
   Other income (expense), net      17,000       (41,000)          41,000       (53,000)

INCOME BEFORE PROVISION FOR INCOME
   TAXES AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE             1,514,000     1,723,000        4,027,000     4,247,000

   Provision for income taxes      529,000       601,000        1,409,000     1,447,000

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE            985,000     1,122,000        2,618,000     2,800,000

   Cumulative effect of accounti        -             -           204,000            -

NET INCOME                     $   985,000 $   1,122,000      $ 2,822,000 $   2,800,000


Earnings per Common Share and Common Equivalent Share:

Earnings Before Cumulative Effect Of
Accounting Change              $      0.12  $       0.14      $      0.32  $       0.34

   Cumulative effect of accounti        -             -              0.03            -

Net Earnings Per Share         $      0.12  $       0.14      $      0.35  $       0.34
Weighted average number of share 8,113,671     8,115,206        8,158,433     8,116,708

                         The accompanying notes are an integral part of
                                these consolidated statements.

              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Nine Months Ended
                                              September 30,
                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES              1993            1994


  Net income                                     2,822,000       2,800,000

    Adjustments to reconcile net
      income to cash provided from (used in)
      operating activities:


     Cumulative effect of accounting change       (204,000)

     Depreciation and amortization               1,652,000       1,659,000

     Deferred income taxes                       1,017,000         (86,000)

     Change in assets and liabilities:
       Accounts receivable, net                    (35,000)     (1,127,000)
       Inventories                                 318,000         336,000
       Prepaid and other assets                 (1,043,000)       (129,000)
       Other assets                               (352,000)         56,000
       Accounts payable                           (118,000)        952,000
       Accrued liabilities                         307,000         598,000
       Income taxes payable                        173,000         573,000
       Customer deposits                            38,000          81,000
       Other long term liabilities                 350,000        (255,000)

    Total adjustments                            2,103,000       2,658,000

     Net cash provided from operating activiti   4,925,000       5,458,000

              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Nine Months Ended
                                              September 30,
                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES              1993            1994

     Investments in marketable securiti            478,000       1,278,000
     Purchases of plant and equipment           (4,759,000)     (6,576,000)
     Cumulative translation adjustment            (155,000)         56,000

     Net cash used in investing activities      (4,436,000)     (5,242,000)

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock issued under stock option plan   121,000         416,000
     Common stock repurchased                                     (654,000)
     Tax benefit from exercise of stock option     183,000         313,000

     Net cash provided from financing activities   304,000          75,000

     Net decrease in cash and cash investments     793,000         291,000

  Cash and cash investments, beginning
     of period                                     559,000         495,000

  Cash and cash investments, end of per   $      1,352,000 $       786,000

SUPPLEMENTAL DISCLOSURES

     Cash paid for interest               $         63,000 $        46,000

     Cash paid for income taxes           $      1,045,000 $       445,000


               The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1994





General



		The accompanying condensed consolidated financial statements include the accounts of Circon Corporation (the Company) and its subsidiaries, Circon GmbH (a German corporation), Circon Canada
Inc. (a Canadian corporation) and Circon Export Corporation, which operates as a Foreign Sales Corporation (FSC) under federal income tax laws. All significant intercompany transactions and accounts have been eliminated in consolidation.



		The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Rule 10-01 of Regulation S-X. It is suggested that these condensed consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's annual report for the year ended December 31, 1993.



		The information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods.
The results for the interim periods are not necessarily indicative of the results expected for any other period or for the entire year.



(1)		Inventories



		Inventories include costs of materials, labor and manufacturing overhead. Inventories are priced at the lower of cost (first-in, first-out) or market and are summarized as follows:

                 			 (Unaudited)

            		December 31,	 September 30,

  		           1993             1994



	Raw materials	$ 4,402,000	$ 2,694,000

	Work in process	  9,472,000	 12,293,000

	Finished goods	  3,758,000	  2,309,000

        		$17,632,000	$17,296,000

(2) Marketable Securities



	Marketable securities are stated at the lower of cost or market value and consist of the following:



								(Unaudited)

					December 31,           September 30,

					   1993    		    1994



	Municipal obligations		   17,527,000		    16,309,000

	Mutual bond funds                   1,000,000	              -

	Preferred stock of utility

	  companies		            3,080,000	  	     2,964,000

	Other	                              203,000	             1.088,000



		                          $ 21,810,000		$  20,361,000



	Interest income on the above marketable securities was $213,000 for the three months ending September 30, 1994.



(3)	Notes Payable



	The Company has available an unsecured revolving credit line for $15 million, with an interest rate of the bank's prime rate, or 1.5 points over an offshore rate. Terms of the banking arrangement restrict payment of dividends, and require the achievement of certain profitability levels and financial ratios. In addition, the bank agreement contains certain subjective acceleration clauses related to the Company's financial conditions and operations.



(4) Income Taxes



	In January 1993, the Company adopted Financial Accounting
Standard No. 109, "Accounting for Income Taxes".

ITEM 2.	Management's Discussion and Analysis of Operations and
Financial Condition


	RESULTS OF OPERATIONS

Three Months Ended September 30, 1994

Compared to Three Months Ended September 30, 1993


	Sales


	Sales for the third quarter 1994 were $22.5 million, slightly above the third quarter 1993 and were the highest of any quarter.



	Worldwide medical sales were up 2% when compared to the third quarter of 1993. OEM and industrial sales decreased 18% between periods.



	The Company estimates that price increases of 1% are included in total sales between the third quarter 1994 and the third quarter 1993.



	During the past year, the U.S. healthcare reform debate has caused hospitals to stretch out orders. We have focused on maintaining market share in our current markets and believe that the three consecutive quarters of sales and income growth validate our strategy.




	Gross Profit


	Gross profit for the third quarter totalled $11.6 million, level with the comparable 1993 quarter. Gross profit was 51.7% of sales.

	As a percentage of sales, gross profit has maintained a reasonable level since early 1993 when healthcare reform initiatives began.



	Operating Expenses


	Total operating expenses of $10.0 million for the third quarter 1994 were down 3% or $0.3 million from the same period in 1993.

	Expenditures for R&D were $2.0 million for the third quarter, up 2% from the third quarter of 1993. R&D expenditures remain at the desired level of about 9% of sales. Development efforts focused on products for our primary markets of urology, gynecology, laparoscopy and thoracoscopy.

	Selling, general and administrative expenses were down 4% to $8.0 million for the third quarter. Intensive efforts have been made to prioritize sales and marketing expenditures, capitalize on market opportunities and maintain our strong sales organization, while reducing overall expense levels.


 	Income

	Third quarter 1994 net income of $1.1 million and operating income of $1.6 million were up from $1.0 million and $1.4 million, respectively, in the third quarter 1993.  Earnings per
share was $0.14 compared to $0.12 in 1993.   The improved
operating performance was achieved primarily through control of operating expenses.

	Interest income and other expense totalled $86,000 in the third quarter 1994 compared to $158,000 in the same 1993 period.
Interest income of $196,000 decreased $15,000 from prior year and losses on marketable securities were $69,000 as compared to a $49,000 loss in 1993. Other income and expense included
$30,000 net foreign exchange loss compared to $13,000 gain in the third quarter 1993.



Nine Months Ended September 30, 1994

Compared to Nine Months Ended September 30, 1993

	Sales

	Sales of $65.2 million for the first nine months of 1994 are slightly favorable to $65.1 million for the same 1993 period, and were the highest of any first nine month period.

	U.S. medical and international sales were flat compared to 1993 while sales to OEM and industrial customers were up 6% over the same period.

	The economic slowdowns in most European countries and Japan and healthcare reform in this country have had a negative impact on Circon's business.

	The Company estimates that price increases of 2% are included in total sales between the nine months of 1994 and 1993.

	Gross Profit

	Gross profit was $34.1 million for nine months 1994 compared to $34.8 million for the same 1993 period. Circon's gross profit level of 52.3% of sales for the period demonstrates the basic profitability of our products resulting from excellent product quality and efficient manufacturing.


	Operating Expenses

	Total operating expenses of $30.2 million for the first nine months 1994 were down 3% or $1.1 million from the same 1993 period. Steps have been taken, throughout the nine month period, to bring Circon's expenditures into line with medium term sales expectations.

	R&D expenditures were $5.9 million, essentially level in the nine month comparison. Development efforts continue toward expanding the products offered to our primary markets of urology, gynecology, laparoscopy and thoracoscopy. Circon's sustained development efforts will result in over forty new products being introduced by the end of 1994. In addition, we are improving capabilities to design and manufacture hand instruments for our primary markets.

	Intensive efforts have been made to prioritize marketing expenditures to capitalize on market opportunities and maintain our strong sales organization while still reducing overall expense levels. Selling, general and administrative expenses totalled $24.3 million for the first nine months of 1994, down 4% from last year.


	Income

	Net income totalled $2.8 million and earnings per share were $0.34 in the first nine months 1994. This was essentially flat compared to the same 1993 period while operating income was $3.9 million compared to $3.6 million in the 1993 period.

	Circon adopted SFAS 109 in the first quarter 1993, resulting in a one time $0.2 million increase in net income, recorded as a cumulative effect of accounting change.

	Interest income and other income and expense for the first nine months totalled $325,000 compared to $462,000 in 1993. Other income and expense included a $31,000 loss on net foreign exchange compared to a $40,000 gain in 1993, and recognition of $174,000 of realized and unrealized losses on marketable securities as compared to $126,000 of losses in 1993.

LIQUIDITY AND CAPITAL RESOURCES

	In September 1994, the Company amended the bank credit agreement entered into in June 1993 for a $15.0 million revolving credit line to extend the maturity date to 1996. The credit agreement includes annual renewals after that time.

	As of September 30, 1994, the Company had cash and marketable securities totalling $21.1 million. The Company is using approximately $10.0 million to construct a new facility in Santa
Barbara, California, three fourths of which has already been funded. The building will be occupied in January, 1994 coterminous with the lease expiring on the building that is currently being occupied by the corporate headquarters. Once the facility is complete, the Company may consider a sale, lease back or other financing arrangement.

	Non-cash charges for depreciation and amortization aggregated to $1.7 million for the first nine months of 1994. $6.6 million was used to purchase plant and equipment (net of retirements).
See Consolidated Statements of Cash Flows and related Notes.



	The Company believes that cash flow from operations, existing cash and marketable securities, and available cash from bank credit arrangements are adequate to fund the Company's existing operations for the foreseeable future.

PART III. OTHER INFORMATION


ITEM 4.  Submission of Matters to a vote of Security Holders



	The Annual Meeting of Shareholders was held on July 7, 1994. The following table shows voting information for each item voted upon:



	Proposal                 		                  Voting Tabulation

	Election of Directors

	Nominee 	      		For		Withhold/Against	Broker Non-Vote



	Richard A. Auhll		6,750,997	31,625	                644,602

	Paul W. Hartloff, Jr.	        6,750,997	31,625	                644,602




				         For 		Against		Abstain		Broker Non-Vote

	Ratification of Selection

	of Auditors			6,688,385	10,830		83,407		644,602







	The total number of shares of Circon Corporation Common Stock
outstanding as of 	May 11, 1994, the record date for the Annual
Meeting, was 7,825,689.

SIGNATURES











Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				CIRCON CORPORATION

				    Registrant







November 14, 1994


     Date			RICHARD A. AUHLL

				President

				Chief Executive Officer











   November 14,1994


      Date			R. BRUCE THOMPSON

				Executive Vice President

				Chief Financial Officer