Form 10-Q/A
period 1994-09-30
CIRCON CORP
filed 1994-12-29
CIK 719727

FORM 10-Q/A




SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C.  20549







QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934





FOR QUARTER ENDED    September 30, 1994    COMMISSION FILE NO. 0-12025





CIRCON CORPORATION


(Exact Name of Registrant as Specified in Its Charter)





         Delaware                      95-3079904

(State or other jurisdiction of				   (I.R.S. Employer

 incorporation or organization)			     	Identification No.)





460 Ward Drive, Santa Barbara, California   93111

(Address of Principal Executive Offices) 			   (Zip Code)







  Registrant's telephone number, including area code:  (805) 967-0404


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



					Yes  X 		No





Number of Common Shares Outstanding at September 30, 1994:
            7,862,783

Exhibit Index

1. EX-27 Financial Data Schedule

SIGNATURES











Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                				CIRCON CORPORATION

            				    Registrant




December 31, 1994

     Date	       		RICHARD A. AUHLL

               				President

               				Chief Executive Officer




  December 31,1994

      Date        			R. BRUCE THOMPSON

                 				Executive Vice President

                 				Chief Financial Officer