Form 10-K
CIRCON CORP
filed 1995-03-30
CIK 719727

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-K



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1994



Commission file number 0-12025



CIRCON CORPORATION



(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or
Organization) 	95-3079904 (I.R.S. Employer Identification No.)





6500 Hollister Avenue

Santa Barbara, California 93117

(Address of Principal Executive Offices)



(805)685-5100

Registrant's telephone number, including area code



SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE



SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:



Common Stock ($.01 par value)

(Title of class)



	Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months;
and (2) has been subject to such filing requirements for the past 90 days.



YES   X   NO



	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]



	The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $96,791,616 at March 13, 1995, when the closing sale price of such stock, as reported in the NASDAQ National Market System, was $16.00.



	The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of March 13, 1995, was 7,970,703 shares.



DOCUMENTS INCORPORATED BY REFERENCE



1.	Proxy Statement dated April 20, 1995 for Part III.


PART I





ITEM 1.   BUSINESS



	Circon designs, manufactures and markets medical endoscope and electrosurgery systems for diagnosis and minimally invasive surgery. The Company's systems are used for a growing number of medical specialties, including urology, arthroscopy, laparoscopy, gynecology, thoracoscopy and plastic surgery.
Circon also designs, assembles and markets miniature color video systems used with endoscope systems.



Minimally Invasive Surgery



	Minimally invasive surgery refers to surgical procedures which can be accomplished without a major incision or other traumatization to the patient, in some cases without general anesthesia. Endoscopy is one of the most important minimally invasive surgical techniques. In addition to decreasing patient trauma and frequently avoiding general anesthesia, endoscopy can substantially reduce or eliminate postoperative hospitalization.
 The resulting cost savings and patient benefits have caused government reimbursement programs, as well as private insurance and prepaid health plans, to encourage the use of endoscopic procedures over traditional open surgery.



	Specialized endoscopes for various diagnostic and surgical procedures include laparoscopes (used for abdominal cavity surgery below the diaphragm), thoracoscopes (used for chest surgery above the diaphragm), ureteroscopes (used for urinary tract surgery), cystoscopes (used for surgery in the uro-genital tract) and arthroscopes (used for knee and other joint surgery).
 Endoscopic procedures are often televised using miniature video camera systems connected to the endoscope. The procedures are performed in hospitals, ambulatory surgical centers and physicians' offices.



	Medical Advantages



	The practice of endoscopy has expanded in recent years because it provides several medical advantages over traditional open surgery. Endoscopy:



	o	results in less trauma to muscle and surrounding tissue, and minimal blood loss;



	o	requires only a sedative or local anesthesia in some cases,
rather than general anesthesia;



	o	reduces postoperative patient discomfort, immobilization,
hospitalization, recovery time and therapy;



	o	lowers the risk of infection; and



	o	minimizes scarring.

	Cost Advantages



	The medical advantages of endoscopy can produce important cost savings, particularly because endoscopy can reduce or eliminate postoperative hospitalization and, in procedures such as arthroscopy, rehabilitative therapy costs. For example, the removal of the gall bladder by conventional open surgery can require a period of approximately one week of postoperative hospitalization followed by four to six weeks for full recuperation. By comparison, laparoscopic cholecystectomy
(removal of the gall bladder through a puncture in the navel using an endoscope) can reduce to one night or completely eliminate postoperative hospitalization. As a result, the cost of this procedure may be substantially reduced. For these reasons, government reimbursement programs, as well as private insurers and prepaid health plans, have generally encouraged the use of the endoscopy over traditional open surgery.



	Medical Applications



	The use of Circon's endoscope systems is increasing in a growing number of medical specialties including urology, arthroscopy, laparoscopy, gynecology, thoracoscopy, gastroenterology and cardiology. In urology, the Company's endoscope and video systems are used principally for diagnosis and surgery in the urethra, prostate, bladder, ureter and kidney. In arthroscopy, Circon's video systems are used to televise surgery on the knee and other joints. In laparoscopy, Circon's endoscope and video systems are being used to remove the gall bladder as well as to perform other procedures in the abdominal cavity. In gynecology, the Company's USA Resectoscope System is used to treat fibroid tumors and other uterine conditions, and for procedures that provide an alternative to hysterectomies. In gastroenterology, the Company's endoscopic electrosurgery probes are used to cauterize ulcers and to perform biopsies and other diagnostic procedures. In cardiology, Circon's mechanical endoscope subsystems are used with ultrasound equipment to make high resolution images of the heart from inside the body. In thoracoscopy, Circon's video hydro thoracoscope and Kaiser thoracoscopy instrument are inserted through small incisions between the ribs and are used to perform biopsies and other thoracic surgeries.



Product Overview



	The Company manufactures three categories of products which comprise the optical-video chain:



	o	Rigid and Flexible Medical Endoscope Systems



	o	Medical Video Systems



	o	Electrosurgery Systems



	The Optical-Video Chain



	The optical-video chain combines a medical endoscope system with a medical video system and consists of an endoscope, a miniature color video camera, adapter optics, a high intensity light source, a fiber optic light cable, one or more video monitors and a video cassette recorder. This complete system allows the surgeon to perform the procedure viewing a magnified image of the subject organ or tissue on a video monitor, rather than directly through the endoscope eyepiece. Some procedures, such as arthroscopy or laparoscopic cholecystectomy, are performed almost exclusively using the video system. This technique, which has been made practical by the miniaturization of the color video camera so that it can be easily attached to an endoscope, provides the following benefits:



	o	reduces surgeon fatigue by alleviating eye and back strain
from prolonged viewing through the eyepiece of the endoscope;



	o	increases operating room coordination, staff efficiency and
motivation by allowing the entire operating room team to view the medical procedure and follow its progress;



	o	allows more than one physician to participate in the
procedure;



	o	facilitates the teaching of medical students and practicing
surgeons by permitting live viewing and playback;



	o	provides documentation of surgery; and



	o	increases patient education by allowing patients to view
prior operations in order to understand the nature of proposed surgery.



	Circon offers customers all the separate components constituting the optical-video chain. The Company believes that many customers prefer to purchase a complete system from a single source to simplify the purchasing decision and to allow the customer to look to a single company for servicing responsibility. Selling a complete system enables Circon to control quality at each link in the optical-video chain and not be dependent for system performance on components outside its control. Additional advantages of a broad product line include greater efficiency in distribution and more flexibility in competitive pricing.



	Medical Endoscope Systems



	The Company manufactures a broad line of rigid and flexible endoscope systems and accessories. Rigid endoscopes transmit the optical image through a linear series of high resolution lenses encased in a stainless steel tube. Flexible endoscopes transmit the optical image through a coherent bundle of several thousand parallel optical fibers in a pliable tube. Both rigid and flexible endoscopes use fiber optics to illuminate the subject organ.



	Rigid endoscopes provide higher image quality than flexible endoscopes and, because they are less expensive to manufacture, most rigid endoscopes sell for significantly lower prices than flexible endoscopes. In addition, rigid endoscopes are more durable and more easily manipulated by the physician than flexible endoscopes. Flexible endoscopes have the advantage of greater patient comfort and can access certain areas of the body inaccessible by rigid endoscopes.



	The critical features that doctors require in an endoscope are high image quality (resolution, contrast, depth of focus, field of view and color fidelity), sufficient light intensity, evenly distributed illumination and ease of use. Doctors also require responsive service by the manufacturer. Circon believes that its products and service meet the highest standards in the industry.



	Medical Video Systems



	Circon designs, assembles and markets miniature color video systems for medical applications in endoscopy. The camera, a high intensity light source and adapter optics, which are produced by Circon, typically account for 50% to 95% of the complete video system's retail price. Circon purchases and modifies video monitors and video cassette recorders for resale as part of these color video systems. Color video systems range in price from approximately $10,000 to $30,000.



	The most important features of video cameras for medical applications are minimum size and weight, simplicity of operation, reliability, light sensitivity, image quality and immersibility. Circon believes that its cameras meet or exceed the quality of competitive cameras in each of these specifications. Circon's principal camera model weighs less than two ounces and measures approximately one inch cubed. All of Circon's cameras use solid state sensors and are waterproof, which permits them to be immersed in disinfecting solution together with other surgical instruments. Circon manufactures camera models in both the NTSC (used in the United States and Japan) and PAL (used in much of Europe) electronic formats so that they are compatible with standard video monitors and video cassette recorders worldwide. In late 1992, Circon introduced the MicroDigital I medical video camera, the first single chip CCD sensor camera with all digital signal processing of video images. In late 1993, Circon introduced the easy to use MicroDigital II camera. This camera provides the unmatched digital video images in a simple to operate format. In early 1994, Circon began shipping the second generation Digital RGB Video Camera, the MicroDigital IV and in mid 1994, the MicroDigital III, a three chip camera, was introduced. The MicroDigital family of cameras' enhanced color and resolution greatly assists surgeons in properly diagnosing and performing surgery by optimizing their view of all delicate structures and procedural instrumentation making it the ideal camera for minimally invasive surgical applications.



	Electrosurgery Systems



	Circon manufactures probes and generators for use in electrosurgery. Circon's monopolar electrosurgery equipment is used primarily in urological and gynecological resectoscope systems. Monopolar equipment passes electrical current through the body from the probe to an external grounding pad and is very efficient for resection (cutting) and ablation (deep tissue cauterization).



	Circon also manufactures bipolar hemostasis equipment used to control bleeding in the gastrointestinal tract. Unlike monopolar equipment, the Company's BICAP system passes electrical current only through a localized area around the probe tip. The isolation of the electrical current to the area of bleeding reduces collateral tissue damage. Circon manufactures BICAP probes for treatment of esophageal tumors and hemorrhoids, as well as other bi-polar instruments for cutting and coagulating tissue in urological, gynecological and pulmonary procedures.



Products for Specific Markets



	Historically, most of Circon's endoscope products were designed and sold for urological procedures while its video products were designed for many fields of endoscopy, especially arthroscopy.
Since 1987, Circon has been introducing new specialized endoscope systems for the potentially important emerging markets of laparoscopy, gynecology and thoracic surgery.



	Primary Markets



	Urology. Circon believes that its products, marketed under the CIRCON ACMI name, have the largest share of the urology endoscope market in the United States and that more of its products are in current use in that market than those of any competitor. The Company believes that having the largest installed base is an important advantage when introducing new technology and products. The Company's urology products are used for diagnosis and surgery throughout the urinary tract including the urethra, prostate, bladder, ureter and kidney.



	The demand for the urological instruments used to correct medical problems of the prostate and bladder has increased as the average age of the U.S. population has increased. In addition, the Company believes that the introduction of lasers and other new endoscopic products with features not found in older urology products coupled with the growing familiarity of urologists and the general public with these innovative endoscopic techniques are additional factors contributing to the growth of the urology market.



	In 1988, Circon introduced the USA Series Resectoscope System, a rigid cystoscope system. This system incorporates new features and materials designed specifically for transurethral resection procedures used to treat enlarged prostate glands and to remove bladder tumors and strictures in the urinary system.
The distinct features of the Circon system include a teflon-coated sheath design that reduces trauma to the patient's urethra and snap-in/snap-out locking components which simplify the assembly and disassembly of the system in the clinical setting. The ergonomic design of the USA Series Resectoscope also reduces physician fatigue during the approximately hour-long procedure. All components are solid stainless steel for improved durability rather than traditional chrome-plated brass. In early 1993, Circon introduced a continuous flow laser cystoscope system which expands the USA Series product line and allows lasers to be utilized along with the other USA Series products. In late 1993, Circon introduced the new USA Elite
System of resectoscopes and accessories. This system combines the outstanding features of the USA System with the longest resectoscope currently available. The price of a basic USA
Series Resectoscope System, including accessories, is approximately $14,000.



	Circon also manufactures and markets the new ACN-1 flexible cystoscope. Its primary advantages over the rigid cystoscope are patient comfort and its 180 deflection capability, which allows the physician to examine the entire bladder including areas not visible using a rigid cystoscope. The flexible cystoscope is priced at approximately $7,200, while the price of a rigid cystoscope is about $3,400.



	Circon's AUR-8 flexible ureteroscope, introduced in 1989, is part of a family of instruments which allow the urologist access to the entire urinary system. It is one of the first endoscopes providing access to the kidney via the body orifice with reduced trauma to the patient because of its relatively small diameter.
The AUR-8 ureteroscope's working channel is designed specifically for the insertion of Circon's electrohydraulic lithotripsy probe or a laser fiber into the ureter and kidney.
This product substantially reduces the need to perform kidney surgery through an incision in the patient's back. The price of this product is approximately $11,500.



	In December 1990, Circon began delivery of the MR-6 semi-flexible ureteroscope, the first of the MR Series products.
 In 1993, Circon added the MR-9 semi-rigid ureteroscope with 5.4 and 2.1 French working channels for operating convenience, and the MR-PC, the smallest 2 channel pediatric cystoscope
available.   These products utilize flexible fiber optic imaging
inside a long thin tube which resembles a large-diameter hypodermic needle. Circon's MR Series ureteroscopes have a dual channel feature. This allows the physician to utilize the endoscope as both a source of irrigation and as a means of access for surgical tools. It allows the surgeon to operate on the lower one-third of the ureter, which is where most kidney stone problems occur. The MR Series is easier to use than the more sophisticated flexible ureteroscopes. The Company sells these products for approximately $7,000.



	Some of the most significant developments in urology in recent years have been in endourology, which has developed as an alternative to traditional open surgery for removal of kidney and ureter stones. Ureteroscopes and ESWL (extracorporeal shockwave lithotripsy) equipment are utilized, either separately or in conjunction with each other, to break up stones in the kidney and ureter. However, ESWL equipment is significantly more expensive than the Company's ureteroscopes and is not effective in certain circumstances, particularly when the stone is in the ureter rather than the kidney. Ureteroscopes, when used in conjunction with ESWL treatments, expedite the removal of stones from the kidney and ureter. The ureteroscope is used to further reduce the size of the stone fragments following the ESWL treatment and then to remove those stone fragments that are too large to pass comfortably through the urinary tract.
Alternately, the ureteroscope may be used to perform the entire task if ESWL is not affordable or otherwise available.



	Arthroscopy. Arthroscopy is joint surgery utilizing an endoscope called an arthroscope. This technique has revolutionized knee surgery. Small scissors and other instruments are used to perform the arthroscopy through tiny incisions while the surgeon views the inside of the joint on the video monitor. Arthroscopy is usually performed in about one hour on an outpatient basis. Circon's complete optical-video arthroscopy system sells for approximately $16,000. Circon has been providing video camera systems for arthroscopy since 1974. Most of Circon's cameras sold for arthroscopic applications are used in arthroscope systems of other manufacturers. Circon arthroscopes have an insignificant market share.



	Gastroenterology. Circon's products for gastroenterology include video systems and bipolar and monopolar electrosurgery generators and probes. The Company's monopolar electrosurgery equipment is used with gastroscopes to take biopsies and remove polyps in the gastrointestinal tract. Circon's BICAP bipolar electrosurgery devices are used to control bleeding in both the upper and lower gastrointestinal tract, to cauterize ulcers and to treat hemorrhoids and esophageal tumors. The Company's BICAP hemostatic probe is designed to be used through a gastroscope.
A complete BICAP electrosurgery system sells for approximately
$10,000.

	Cardiology. Circon provides flexible mechanical endoscopy probes for use with ultrasonic transesophageal echocardiography equipment ("TEE") sold by other companies. In TEE procedures, the endoscopy probe containing an ultrasonic generator is inserted through the mouth into the esophagus, where it is used to generate images of the heart. This technology has gained rapid acceptance in the medical community because it provides better images of the heart function than conventional techniques. No market share data are available for TEE endoscopy probes.



	Emerging Markets



	Medical cost containment pressures and patient demands are causing surgeons to seek minimally invasive endoscopic procedures to replace traditional open surgery. Since 1990, new endoscopic procedures are gaining rapid acceptance as a replacement for some of the older, widely used surgical procedures such as gall bladder removal and hysterectomies. No reliable market share data are available for these emerging endoscopy markets.



	General Surgery. In late 1990, Circon introduced a complete line of medical instrumentation specifically designed to allow the general surgeon to remove the gall bladder endoscopically using a new procedure called video laparoscopic cholecystectomy.
 The surgeon performs the procedure through four small punctures in the abdomen through which specially-designed surgical instruments are inserted. These punctures eliminate the need for a six to eight inch incision in the abdominal muscle which is required in traditional open surgery. While a conventional cholecystectomy generally requires a week of hospitalization and four to six weeks for full recovery, the laparoscopic procedure generally requires only one night of hospitalization and one week for full recovery.



	Gall bladder removal is one of a growing number of traditional open surgical procedures which lend themselves to this minimally invasive technique. Other procedures include appendectomies, bowel resection, hernia repair and vagotomies. The laparoscopic instrumentation currently used for these procedures is the same as or similar to that used for gall bladder removal.



	Equipment offered by Circon for use in laparoscopic procedures include laparoscopes, video systems, insufflators for inflating the abdominal cavity during surgery, electrosurgery systems and an array of specialized surgical instruments such as grasping forceps and dissecting scissors. In late 1993, Circon introduced the Snap-In Snap-Out line of reposable laparoscopic instruments, with multiple use disposable tips and reusable handles. These instruments are easily disassembled for cleaning and sterilizing, and the tips and handles can be interchanged to suit surgeon preference. Since the tips can be replaced instead of repaired when needed, the cost per use is lower. A complete video laparoscopic instrumentation system for an operating room sells for approximately $40,000.



	During a laparoscopic surgical procedure, it is often necessary to withdraw a conventional laparoscope frequently in order to clean the lens. Circon's HydroLaparoscope addresses this problem of keeping the lens clean. It has a push-button lens cleaning design that provides clearer visualization of the operative site. Circon introduced the HydroLaparoscope at the October 1991 meeting of the American College of Surgeons.



	Gynecology. Circon has begun to market a new uterine resectoscope to gynecologists for endometrial ablation and resection procedures. Endometrial ablation, the cauterization of the lining of the uterus, is a new procedure offering an alternative to a substantial number of hysterectomy patients. Approximately 600,000 hysterectomies are performed annually in the United States. Endometrial ablation is performed on an outpatient basis, generally takes less than one hour to perform and requires only a few days recovery time rather than several weeks with a hysterectomy. Circon products used in endometrial ablation include a specialized electrosurgical working element, a uterine resectoscope, a miniature color video camera, a high intensity light source and an insufflator. Circon's uterine video resectoscope system sells for approximately $30,000. Circon also manufactures and markets other specially designed endoscopes and accessories used in diagnostic and other gynecological procedures for both the hospital and the office environment.



	Thoracoscopy. In 1992, Circon began to see increasing opportunity for using minimally invasive surgical techniques to perform surgery in the thoracic cavity. Circon's video hydro thoracoscope system with a push button lens cleaning design and line of sight irrigation capability are particularly advantageous in thoracic surgery due to the vascular structures typically involved. Circon recently began distributing a unique line of specialized manual instruments for thoracoscopy to compliment the existing video thoracoscopy system.


Plastic Surgery. In September 1994, Circon entered into a strategic alliance to provide endoscope and video systems as well as direct sales for Wells Endoscopy, a leader in plastic surgery instrumentation. New plastic surgery techniques have just been developed utilizing endoscopic video systems which reduce trauma to the patient and allow for faster recovery.

	Non-Medical Markets



	Circon manufactures and distributes borescopes, video systems, specialty glass and other products for non-medical applications.
 Sales for these applications were about 3% of total sales in 1992, 2% of total sales in 1993, and about 1% of total sales in 1994.



	Circon pioneered the use of rigid and flexible endoscope-type devices called borescopes for internal inspection of jet aircraft engines and other hard-to-access industrial applications. Borescope inspection of jet engines is an alternative to expensive engine disassembly and replacement.



	The Company has developed many specialized industrial applications for color video camera technology. The Company's color MicroVideo Microscope Systems are designed for inspection and quality control of integrated circuits and printed circuit boards. Circon also produces video systems which substitute for human on-site inspections in inaccessible or hazardous environments in which high performance characteristics are necessary, such as nuclear reactors and utility power plant combustion chambers. The Company has manufactured various color video systems for Department of Defense agencies utilizing miniature video cameras.



	The Company also produces specialty glass for night vision goggles used by the military, precision miniature hardware for the electronics industry and a line of MicroTools for use under microscopes in both industrial and biological research applications.

Sales and Marketing



	Circon sells endoscope and video camera systems in the United States through a national direct sales organization of 98 employees, including 82 direct sales personnel, 10 regional managers, 2 district managers and 4 nurses in sales support.



	Circon's German subsidiary, Circon GmbH, employs 14 people, including a general manager, service personnel and support staff, responsible for sales in 19 countries. In 1988, Circon established a sales force in Germany that now includes four direct sales personnel, which also supports a growing dealer network. There are two dealer managers in Germany with responsibility for Western Europe and the Middle East. In 40 other countries, Circon sells through local dealers. A sales force of 4 people sells directly to customers in Canada in addition to dealers in selected areas. Two sales managers based in the United States are responsible for Latin America, Canada and the Pacific Rim countries. International sales are denominated in U.S. dollars, except sales made by Circon GmbH, which are denominated in German marks. Circon bears a risk of currency exchange loss from German sales, although no material losses have been incurred in the past.



	Since 1988, Circon has been providing flexible mechanical endoscopy probes to OEM customers which are suppliers of components to manufacturers of transesophageal echocardiography equipment. Such sales are made directly by the Company rather than through the sales force.



	Circon sells its industrial products through independent sales representatives supported by a sales manager. Miniature hardware and MicroTools are sold through the mail directly to end users and through catalog dealers.



	Circon participated in approximately 325 exhibitions, surgical workshops and conventions worldwide during 1994 at which the Company demonstrated its endoscopes and video camera products.
The Company also advertised in medical journals and made product announcements by direct mailings to approximately 23,000 endoscopists and 12,000 medical researchers on its own mailing list.



	The Company has established and maintained long-term relationships with faculty members of leading medical schools as well as with leading surgeons and endoscopists throughout the world. The Company's management, product development and marketing personnel periodically meet with these faculty members and practitioners at hospitals and clinics, Company facilities, teaching seminars and trade shows. Consultations on a more intensive basis occur with regard to new or planned products within a specialist's particular area of interest. These relationships have provided information concerning surgeons' and endoscopists' needs, as well as valuable marketing contacts and goodwill. In addition, working with leading practitioners and medical schools on new product development is a source of product innovation. The majority of the Company's sales are to repeat customers.



	Circon typically ships products within 30 days of receipt of a firm purchase order. Accordingly, the Company does not believe that backlog is a reliable indicator of future sales for any fiscal period.

Research and Development



	The medical endoscope and video system businesses have been characterized by continuing engineering innovations. Circon believes that its ability to apply technical innovations quickly to products designed for specific medical applications has been and will continue to be important to its success.



	Expenditures for research and development were $7,022,000, $8,003,000 and $7,893,000 in 1992, 1993 and 1994 respectively.



	During 1992 and 1993, Circon concentrated its medical endoscope product development efforts on the MR Series semi flexible endoscope enhancements, upgrades to the USA Series resectoscope product line including the continuous flow "Elite" cystoscope system and product line extensions to the resectoscope products for gynecology. In 1994, efforts were concentrated on expansion of the endoscope product line for gynecology, particularly office hysteroscopy, and a new Rotating Continuous Flow
Resectoscope system for use with the new VaporTrode electrode for urology.



	Video product development during 1992 and 1993 centered around the digital medical video camera systems, including updating the single chip CCD sensor technology, as well as improving the digital signal processing of video images. Development efforts were also directed toward a new 300 Watt Xenon light source. In
1994, the MicroDigital III was introduced.



Manufacturing and Service



	Circon manufactures entire endoscope systems, using proprietary technologies and exacting quality control. Lens assemblies are manufactured from blocks of optical glass, some of which the Company manufactures from raw silica. Glass fibers are drawn using advanced "3G" or "glass on glass" processes. The Company has developed, refined and automated the technology required for grinding and polishing large quantities of lenses and prisms having dimensions and radius of curvatures less than one millimeter. These lenses and prisms are used in the manufacturing of high performance small diameter flexible endoscopes. A key component in lens manufacturing is the application of appropriate coatings to the surfaces of each lens, using state-of-the-art vapor deposition equipment.



	The Company assembles video cameras from basic components and fabricated parts, many of which are manufactured by independent vendors to the Company's specifications. Circon follows inspection, testing and electronic tuning procedures during the receiving and assembly process in order to assure the quality of completed products. Most of the purchased components and assemblies are currently available from more than one supplier, although some important parts, including certain sensors and cables, are currently purchased from a single source. The
Company does not believe that the loss of any single source of supply would have more than a temporary adverse effect on the Company's operations.



	The Company provides a two-year warranty on video camera systems sold in the United States. Most camera repairs are performed by the Company in Santa Barbara, California. Camera repairs are usually made within 24 hours of receipt in Santa Barbara. Substitute cameras are provided if a longer repair period is required. A service facility has been established in Munich, Germany, to service cameras of European customers. Up to a one-year warranty is provided on endoscope products. All endoscope repairs are performed in Stamford, Connecticut and Norwalk, Ohio. For rigid endoscopes out of warranty, the Company permits the customer to exchange a damaged instrument for a repaired instrument for a fixed fee below the cost of a new instrument, typically in less than 48 hours.



Patents and Trademarks



	While the Company holds numerous patents covering certain aspects of its endoscope, video and electrosurgical technology, it believes that technical know-how and experience are far more significant factors in the medical instrumentation market. The Company has several trademarks, including "Circon", "ACMI" and "BICAP."



Government Regulation and Reimbursement Programs



	The medical devices manufactured and marketed by the Company are subject to regulation by the FDA as well as state and foreign regulatory agencies. Depending on the classification of medical device, different levels of regulation apply, ranging from extensive premarket testing and approval procedures for Class III devices, such as implantable devices, to substantially lower levels of regulation for Class I devices, such as video cameras, and Class II devices, such as endoscopes. Currently, all the Company's products are in Class I or II. Some of the Company's new products require premarketing notification to the FDA under an expedited procedure known as 510(K) that is available only for products which are substantially equivalent to a device which was on the market prior to May 28, 1976. If the FDA rejects the Company's claim that there was such a substantially equivalent product, FDA approval involves a procedure requiring extensive clinical testing, additional cost and substantial delay in the introduction of the product to market.



	FDA and state regulations also require adherence to certain "good manufacturing practices" ("GMP") which mandate detailed quality assurance and record-keeping procedures, and the Company is subject to unscheduled periodic regulatory inspections. The Company has on two occasions in 1992 and 1993 received FDA "regulatory letters" notifying the Company of deficiencies and warning of enforcement action if the deficiencies were not corrected. The Company believes that the deficiencies, which both related to inadequate documentation of compliance with GMP, have been corrected and that it is in substantial compliance with GMP regulations.



	The system for Medicare reimbursement of hospital expenses is based on the diagnosis of the patient. Under this Diagnostic
Related Groups ("DRG") system, a hospital is paid a fixed amount for admitting a patient with a specific diagnosis according to a schedule of fees, regardless of the hospital's actual costs of treating the patient. Whether or not the DRG reimbursement is sufficient to cover the hospital's costs in a particular case, the ceiling on reimbursement may provide an incentive to reduce such costs. To the extent that the DRG program, and similar programs of private insurers, provide such an incentive, the Company believes that they promote the use of minimally invasive diagnostic and surgical procedures such as endoscopy which reduce postoperative hospitalization costs. The Company is unable to predict whether future changes to reimbursement or other healthcare reform efforts will materially affect sales of the Company's products.

Competition



	Circon believes that its products have the largest share of the urology endoscope market in the United States. Major competitors in endoscopic markets include a Japanese company
(Olympus Optical Co. Ltd.) and two German companies (Karl Storz
GmbH and Richard Wolf GmbH). These companies, as well as Stryker Corporation and Dyonics (an affiliate of Smith & Nephew plc), are the principal competitors in the miniature medical color video camera market.



	The urology market is relatively mature and dominated by a small number of competitors. The principal competitive factors are product quality and reliability, product features, innovation and service. The Company believes that it competes favorably with respect to each of these factors.



	The color video camera market is somewhat more fragmented than the urology market, although some camera producers sell products only for specific medical specialties. The principal competitive factors are image quality, minimum size and weight, simplicity of operation, reliability, light sensitivity and immersibility. The Company believes that it competes favorably with respect to each of these factors.



	The emerging endoscope markets are highly fragmented and market shares are indeterminate. The principal competitive factors are product features, price and service. The Company believes that it competes favorably with respect to each of these factors.



	An additional competitive factor is breadth of product line. Circon offers the complete product line for the urology, laparoscopy and gynecology markets. Companies with broad product lines have certain selling advantages. The Company believes that many customers prefer to purchase a complete video-endoscope system from a single source to simplify the purchasing decision and to look to a single company for servicing responsibility. Selling a complete system enables the Company to control quality at each link in the optical-video chain and not be dependent for system performance on components outside its control. Additional advantages of a broader product line are greater efficiency in distribution and more flexibility in responding to competitors' price cuts offered on a single component of the system.



	The markets in which the Company's products compete are characterized by continuing technical innovation and increasing competition. There is no assurance that competition will not further intensify, either from existing competitors or from new entrants into the markets, or that some future medical breakthrough or technological development will not confer a competitive advantage on another company.



	Some surgical procedures which utilize the Company's products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs. The Company's USA Series Resectoscope System is used to perform transurethral resection of the prostate ("TURP") to treat benign prostatic hyperplasia ("BPH"), a condition in older men where the enlarged prostate gland restricts urination. One alternative procedure using a balloon dilator to compress the prostate has been on the market approximately five years and has reportedly shown some efficacy, at least in delaying the need for TURP. Longer-term effects of this balloon dilator procedure are still uncertain.
Other alternative procedures and certain drugs now undergoing testing and evaluation may alleviate BPH or its symptoms or
delay the need for TURP.  In 1992, Merck & Co., Inc. received
FDA approval for a new drug that, according to clinical testing reported by the pharmaceutical company, caused the prostate gland to stop growing in most cases, to shrink in some cases, and to restore urine flow to near-normal rates in some cases.
Abbott Laboratories, Inc. and Pfizer, Inc. also have drugs which are FDA approved for treatment of hypertension and for treatment of BPH.  High percentages of patients using these drugs are
reported to be showing some levels of symptomatic improvement. Alternative procedures under evaluation include implantation of a stent (metal coil) in the prostate to provide mechanical
relief from pressure on the urethra, and hyperthermia to shrink the prostate using microwave probes inserted rectally or
urethrally.  Another  procedure under evaluation uses a laser
probe inserted in the urethra to treat the prostate.   Circon is
the exclusive urology distributor of the UltraLine Lateral Beam ND:YAG Laser Fiber for use in the urogenital tract. Circon also began marketing as new type of electrode, the VaporTrode for performing the TURP.



	Circon is unable at this time to assess the efficacy, safety, cost effectiveness, physician acceptance and potential regulatory approval of these new drugs and alternative medical procedures. To the extent that any of them significantly reduces the need for TURPs, sales of the Company's resectoscope products, which constitute a substantial portion of Circon's current business, could be adversely affected. However, through product acquisitions and strategic alliances, Circon may be able to gain access to new technologies when they become applicable to the urology market. The Company does not believe that these medical alternatives will substantially reduce the need for TURPs in the medium to long term. However, there may be short term fluctuations in the number of procedures as new therapies come on line. There is some evidence which indicates that the number of TURPs performed could actually increase as more alternatives become available. The Company does not believe that its urology products used for diagnosis would be adversely affected.



Employees



	As of December 31, 1994, the Company had 762 full-time employees, of whom 418 were engaged in manufacturing, 98 in research and development, 181 in sales and marketing and 65 in administration. Approximately 325 employees are covered by collective bargaining agreements. The Company's collective bargaining agreements covering union workers expire in March 1998 and January 1996. The Company has not experienced any strikes or other work stoppages in recent years.

Executive Officers of the Registrant

                                                              			FIRST YEAR
                                                               			 ELECTED
NAME                  POSITION WITH COMPANY         AGE            OFFICE
Richard A. Auhll	     President and Chief           53             1969
                      Executive Officer

Winton L. Berci	      Vice President                39             1989
                      Marketing and Sales

Frank D. D'Amelio	    Vice President, Chief         36	            1989
                      Manufacturing Officer
                      Video Division

Daniel J. Meaney, Jr. Vice President, Secretary     58             1988
                      and General Counsel

R. Bruce Thompson	    Executive Vice President      51             1982
                      Chief Financial Officer

David P. Zielinski	   Vice President,               52             1994
                      General Manager
                      ACMI Division








	Richard Auhll has been the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1969.
 Mr. Auhll has a Bachelor of Science degree in Engineering from the University of Michigan, a Master of Science degree in Engineering from Stanford University, and a Master of Business
Administration degree from Harvard University.  Prior to 1969,
Mr. Auhll held positions with United Technologies Corporation and was a management consultant. He is past Chairman of the Board of Directors of Seton School for Developmentally Disabled
Children. Mr. Auhll is a member of the Board of Trustees of the University of California at Santa Barbara Foundation.


	Winton Berci joined the Company as Vice President, Marketing and Sales in 1989. Prior to joining Circon, he worked for fourteen years with Karl Storz Endoscopy America, Inc., a major
Circon competitor. He held various positions with Karl Storz including Director of Marketing for six years. Mr. Berci has a Bachelor of Science degree in Mechanical Engineering from California State University.



	Frank D'Amelio was appointed Vice President, Chief Manufacturing Officer in 1994, prior to which he was Vice President, General Manager of the Video Division since 1993, and Vice President, CIRCON ACMI Engineering and Quality Control, beginning in 1989. Prior to 1989, Mr. D'Amelio held various positions with the Company including Director of Quality Assurance. He joined ACMI in 1982. Mr. D'Amelio has a Bachelor's Degree in Electrical Engineering from the University of Hartford.

	Daniel Meaney joined Circon as Vice President, Secretary and General Counsel in 1988. Mr. Meaney is a registered patent attorney, and prior to joining the Company, he engaged in the practice of law for 24 years, including private practice as outside patent counsel for Circon and a former Secretary and General Counsel for Applied Magnetics Corporation. Mr. Meaney has a Bachelor of Electrical Engineering degree from the Institute of Technology, University of Minnesota, and a Juris
Doctorate from William Mitchell College of Law, St. Paul,
Minnesota.



	Bruce Thompson has been Executive Vice President and Chief Financial Officer since 1985, and Vice President since 1982. He joined the Company in 1977 as Controller. Prior to 1977, Mr. Thompson held positions with Heyer-Schulte Corporation, a subsidiary of American Hospital Supply Corporation and Cutter Laboratories, Inc. Mr. Thompson has a Bachelor of Arts degree in Economics from Stanford University, and a Master of Business Administration degree from the University of California at Los Angeles.



David Zielinski was appointed Vice President, General Manager of Circon ACMI in 1994, prior to which he was Vice President of Manufacturing for Circon ACMI. Prior to 1986, Mr. Zielinski held various positions with the Company including Director of Manufacturing for ACMI. He joined ACMI in 1982. Prior to joining ACMI, Mr. Zielinski held various positions with General Electric. Mr. Zielinski has a Bachelor of Science degree in Electrical Engineering from University of Evansville and a Master of Arts degree in Business Administration from Union College.





ITEM 2.    PROPERTIES



	Circon currently owns or leases a total of 230,000 square feet of office and manufacturing space in four locations.



	The Company owns 29 acres of land and 52,000 square feet of manufacturing space in Norwalk, Ohio. Plans to construct an additional 27,000 square feet of manufacturing and office space on the Ohio property are currently on hold.



	The Company leases and occupies 98,000 square feet of office and manufacturing space in a 150,000 square foot building in Stamford, Connecticut through March, 2004. The Company has a ten year lease with an option to extend for an additional five years covering the entire 150,000 square foot facility.
Negotiations are currently underway to sublease 52,000 square feet of this facility to another tenant.



	In 1993, the Company purchased land and began construction of a new 76,000 square foot facility in Santa Barbara. The purchase of the project concluded an eleven year effort to obtain a new building in the Santa Barbara area. The building was occupied in January 1995, concurrently with the lease expiration on the building that was previously occupied by the corporate headquarters.



	The Company leases and occupies approximately 4,000 square feet of office and repair space in Munich, Germany through November, 1996.







ITEM 3.   LEGAL PROCEEDINGS


	There are no material legal proceedings involving the Company pending at this time.





ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



	Not applicable.





PART II



ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS



	Circon's Common Stock is traded in the over-the-counter market and is quoted through the National Association of Securities
Dealers Automated Quotation System under the NASDAQ symbol
"CCON." The following table shows the actual closing prices of the Company's Common Stock quoted on the NASDAQ National Market
System.




                      		   	High     Low
1993:


First Quarter	              22-1/2    15

Second Quarter	             18-1/4    10-1/2

Third Quarter	              14-1/4    10-1/4

Fourth Quarter	             14-3/4   	11



1994:



First Quarter	              14-1/4    11-1/2

Second Quarter	             13-3/8    9

Third Quarter	              13-1/4    8-1/2

Fourth Quarter	             13-3/8    10-3/4

  As of December 31, 1994, the Company had approximately 1,000 shareholders of record. No dividends have been paid by Circon and it is not anticipated that any will be paid in the foreseeable future.



ITEM 6.



SUMMARY FINANCIAL INFORMATION

(in thousands, except per share data)





Circon Corporation and Subsidiaries


                                   		                 December 31,

                              1990         1991         1992         1993         1994

Income Statement Data:


Net Sales                     $54,706      $68,926	     $83,483      $87,301      $88,944

Gross Profit 	                 27,234	     36,478      	 45,961       43,771       46,301

Operating Income                2,667	     5,674       	  8,540	       2,449        5,618

Net Income	                     1,791      3,515          6,579	       2,258        3,811

Net Income per Share             0.32       0.53           0.80         0.28         0.47

Fully Diluted Net Income
 per Share                        0.31	      0.53	         0.80   	     0.28         0.47

Weighted Average
 Shares Outstanding              5,678      6,600         8,245        8,158        8,147

Fully Diluted Weighted
 Average Shares Outstanding      5,861      6.681         8,245        8,158        8,147


		                     December 31,

                 		            1990    	    1991         1992         1993         1994

Balance Sheet Data:



Working Capital	               $16,928    $47,130       $52,691      $49,847      $48,589

Total Assets	                   41,930     75,019        83,458       87,545       94,976

Total Debt	                     16,029  	    -    		       -             617		        428

Total Shareholders'
Equity		                        19,255     65,220		      72,206       74,564       78,559




No cash dividends have been paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
FINANCIAL 	 CONDITION







Results of Operations



	Sales



	Sales for 1994 totalled $88.9 million, reflecting a 2% increase in sales by the U.S. direct sales force, a 6% increase in industrial and government sales, and a 2% decrease in international sales. Sales of rigid urology endoscopes, laser fibers, semi-flexible ureteroscopes and ultrasound units were all factors in the sales gain. Industrial and government sales constitute approximately 6% of the total sales and are not expected to grow significantly for the next year.



	Sales for 1993 increased 5% over 1992 to $87.3 million reflecting an 11% increase by the U.S. direct sales force, a 3% decrease in international sales, and a decrease of 33% in sales to industrial and government customers. Sales of rigid urology endoscopes, laser fibers, semi-flexible ureteroscopes, and video systems and accessories were all contributors to the sales gain.



	The company estimates that price increases accounted for about 1% of the total increase in 1994 and slightly more than one half of the total increase in 1993.



	Gross Profit



	Gross profit for 1994 was $46.3 million, up 6% from $43.8 million in 1993. A $2.4 million product restructuring charge was included in the 1993 results. Gross profit as a percentage of sales was up 2.0 percentage points to 52.1%, due to slight increases in discounting in response to competitive pressures and changes in product mix, which partially offset the effect of the restructuring charge in 1993.



	The new cost control environment and rapid technological changes present in the medical market, caused Circon to undertake efforts in the fourth quarter of 1993 to refocus two key product lines, surgical instruments and video systems, to make them more competitive in the marketplace. A $2.4 million product restructuring charge reduced 1993 gross profit to $43.8 million compared to $46.0 million in 1992.



	In 1993, Circon acquired Lican Medical Instrument Company and its unique instrument technology, and in October 1993 introduced the innovative Snap-In Snap-Out line of semi-disposable surgical instruments. These reusable instruments are easily disassembled for cleaning and sterilizing, and the tips can be quickly and economically replaced when necessary. The Snap-In Snap-Out instruments have made traditional instruments much less desirable to the market. Accordingly, the Company adjusted values associated with its old style inventory as part of the product restructuring.

	Research and Development Expense



	Research and development expenses were carefully controlled throughout 1994 and totalled $7.9 million, down slightly from $8.0 million in 1993. Development efforts continued to expand the product offerings to our primary markets of urology, gynecology, laparoscopy and thoracoscopy. Circon's efforts resulted in the introduction of over 45 new products in 1994 including the MicroDigital III 3-chip video camera.



	Research and development expense increased 14% in 1993 over 1992 as a result of development of the MicroDigital II and MicroDigital IV video cameras, Snap-In Snap-Out line of semi-disposable surgical instruments and expansion of the urology and gynecology product lines.



	Since 1992, research and development expense has ranged from 8.4% to 9.2% of sales.



	Selling, General and Administrative Expense



	Efforts to control expenses resulted in selling, general and administrative expenses dropping 1% in 1994 compared to 1993.
Promotional efforts associated with laser fibers begun in 1993
were continued.	 Intensive efforts were made to prioritize
marketing expenditures to capitalize on market opportunities and maintain our strong sales organization while still reducing overall expense levels.



	Selling, general and administrative expense increased 9% in 1993 over 1992 reflecting new training courses and other promotional efforts associated with the new laser and hand instrument product lines.



	The $244,000 non recurring operating expense adjustment associated with executive reorganization changes and personnel reduction was taken in the fourth quarter 1993. All known financial impacts have been recorded by these product restructuring and non-recurring operating expense charges.



	Income from Operations



	Income from operations in 1994 was $5.6 million, up 129% over 1993. The improved operating performance was achieved through reduced operating expenses coupled with a modest increase in sales.



	Income from operations for 1993 was $2.4 million, after the $2.6 million of product restructuring and non-recurring expenses in the fourth quarter, down 71% from 1992 operating income of $8.5 million.



	The expense control efforts initiated at the end of the second quarter 1993 resulted in second half 1993 operating income before non-recurring charges of $2.9 million, a 29% increase in operating income over the $2.2 million of the first half 1993.



	The cost control measures are also reflected in the 1994 figures as total operating expenses are down 1% when compared to 1993 (prior to non-recurring operating expense).

	Interest and Other Income/Expense



	Interest income and expense totalled $511,000 in 1994 compared to $623,000 in 1993. Although interest income was relatively flat year to year, realized and unrealized losses on securities were $261,000 in 1994 compared to $122,000 in 1993. Interest income in 1993 decreased by $259,000 when compared to 1992, reflecting lower interest rates in 1993.



	Other income (expense) has resulted primarily from additional expense associated with franchise taxes. This expense doubled between 1993 and 1994 as Circon began paying franchise taxes in more states. In 1992, other income (expense) was a result of foreign exchange gains and losses arising from sales denominated in German currency.



	Income Before Provisions for Income Taxes and Extraordinary
Items



	Pretax income increased 95% in 1994 to $5.9 million from $3.0 million in 1993 reflecting more efficient operations combined with the $2.6 million one time charge in 1993. Pretax income was $3.0 million in 1993, down from $9.3 million in 1992 as a result of lower operating performance and the $2.6 million one time charges discussed above.



	Income Taxes and Cumulative Effect of Accounting Change



	Income taxes in 1994 totalled $2.1 million compared to $1.0 million in 1993. The increase in the effective tax rate from 31% to 35% resulted from higher tax rates, increased foreign losses for which no tax benefit is currently available and less tax exempt income. In 1992, Circon had an effective tax rate of 32%.



	Circon adopted SFAS 109 in 1993 resulting in a one time adjustment of $204,000 to net income. In 1992, Circon GmbH was profitable, and the Company was able to utilize net operating loss carryforwards generated by this subsidiary to reduce its provision for German income taxes by $234,000 which is reflected as an extraordinary item in the Statement of Operations.



	Net Income



	Net income for 1994 was $3.8 million, an increase of 69% when compared to 1993. Net income for 1993 was $2.3 million, a decrease of 66% when compared to 1992 net income of $6.6 million.



	While 1994 sales were a record high, uncertainties surrounding healthcare reform have had a negative impact. The two year debate surrounding healthcare reform has caused the annual growth rate of U.S. healthcare expenditures to fall to about
2.5%, the lowest in several decades. Since minimally invasive surgical procedures cut the total cost of surgery plus hospitalization by about 60%, cost containment pressures could promote further utilization of Circon's endoscopic equipment.

 	Liquidity and Capital Resources



	In September 1994, the Company extended its $15.0 million revolving bank credit line. The new agreement matures in May
1996 and includes annual renewals after that time.



	As of December 31, 1994 the Company had cash and marketable securities totalling $20.8 million. Circon's cash and marketable securities, generated from the second stock offering in 1991, provides financial strength and flexibility to fund future growth and product development both internally and through potential acquisitions. The Company will use approximately $10.5 million, of which $8.5 million had been funded by December 31, 1994, to construct a new facility in Santa Barbara, California. The building was occupied in January, 1995 coterminous with the lease expiring on the building previously occupied by the corporate headquarters.



	Non-cash charges for depreciation and amortization aggregated $6.0 million over the three-year period 1992 through 1994, and $21.7 million was used to purchase plant and equipment (net of retirements). See Consolidated Statement of Cash Flows and related notes thereto.



	The Company believes that cash flow from operations, existing cash and marketable securities and available cash from bank credit arrangements are adequate to fund the Company's existing operations for the foreseeable future.



ITEM 8.	FINANCIAL STATEMENT AND SUPPLEMENTARY DATA





Report of Independent Public Accountants



Consolidated Financial Statements:



	Balance Sheets - December 31, 1993 and 1994



	Statements of Operations for the years ended December 31, 1992, 1993, and 1994.



	Statements of Shareholders' Equity for the years ended December 31, 1992, 1993, and 1994.



	Statements of Cash Flows for the years ended December 31, 1992,
1993, and 1994.



	Notes to Consolidated Financial Statements





(All other schedules are omitted because they are not applicable, not required or the information required to be set forth therein is included in the financial statements or in the notes thereto.)





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Circon Corporation:



We have audited the accompanying consolidated balance sheets of Circon Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circon Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



As explained in Note 3 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.









							ARTHUR ANDERSEN LLP



Stamford, Connecticut,

  February 6, 1995




                    PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
                      CIRCON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         DECEMBER 31, 1993  AND  1994

                                    ASSETS


                 		                                December 31,      December 31,
                                    			               1993              1994
CURRENT ASSETS:
     Cash and temporary cash investment     $             495,000    $     346,000
     Marketable securities                             21,810,000       20,410,000
     Accounts receivable, net of allowance of
       $555,000 in 1993, and $627,000 in 1994          14,803,000       17,607,000
     Inventories                                       17,632,000       16,471,000
     Prepaid expenses and other assets                  1,792,000        1,930,000
     Deferred tax asset - current                       1,842,000        2,639,000

          Total current assets                         58,374,000       59,403,000


PROPERTY, PLANT, AND EQUIPMENT,
     at cost, net of accumulated depreciation
     and amortization                                  25,580,000       32,010,000

OTHER ASSETS:
     Deferred tax asset - noncurrent                         -             739,000
     Other, at cost, net of accumulated amortization    3,591,000        2,824,000
          Total assets                              $  87,545,000   $   94,976,000

               The accompanying notes are an integral part of
                       these consolidated statements

              CIRCON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1993 AND 1994

              LIABILITIES AND SHAREHOLDERS' EQUITY
                                               December 31,    December 31,
                                                   1993            1994
CURRENT LIABILITIES:
     Accounts payable                            2,822,000       3,649,000
     Accrued liabilities                         5,313,000       6,692,000
     Customer deposits                             392,000         473,000

          Total current liabilities              8,527,000      10,814,000

NONCURRENT LIABILITIES
     Deferred income taxes                       3,827,000       5,276,000
     Capital lease obligations and other           627,000         327,000

          Total noncurrent liabilities           4,454,000       5,603,000

COMMITMENTS

SHAREHOLDERS' EQUITY
     Preferred stock, $ .01 par value:
          1,000,000 shares authorized, none
          outstanding
     Common stock,$ .01 par value:
          50,000,000 shares authorized;
          7,788,494 and 7,954,333 outstanding
            in  1993 and  1994,  respectively   58,799,000      59,445,000
     Unrealized losses on marketable securitie                    (314,000)
     Cumulative translation adjustment            (193,000)       (341,000)
     Retained earnings                          15,958,000      19,769,000

     Total shareholders' equity                 74,564,000      78,559,000

     Total liabilities and shareholders'
          equity                            $   87,545,000  $   94,976,000

               The accompanying notes are an integral part of
                    these consolidated statements.




                CIRCON CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 31, 1992, 1993, 1994


                                        1992          1993          1994
NET SALES                         $  83,483,000 $  87,301,000   $88,944,000

Cost of sales                        37,522,000    41,000,000    42,643,000

Restructuring charge	                     -         2,356,000        -

GROSS PROFIT                         45,961,000    43,771,000    46,301,000

 OPERATING EXPENSES:
 Research and development             7,022,000     8,003,000     7,893,000
 Selling, general and administration 30,399,000    33,075,000    32,790,000
 Nonrecurring operating expenses         -            244,000         -

    Total operating expenses         37,421,000    41,322,000    40,683,000

 INCOME FROM OPERATIONS               8,540,000     2,449,000     5,618,000

    Interest income, net                882,000       623,000       511,000
    Other income (expense), net         (90,000)      (64,000)     (266,000)

 INCOME BEFORE  POVISION FOR INCOME TAXES,
    EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE       9,332,000     3,008,000     5,863,000

    Provision for income taxes        2,987,000       954,000     2,052,000

 INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE       6,345,000     2,054,000     3,811,000

    Extraordinary item - utilization of net
    operating loss carryforward         234,000            -             -
 cumulative effect of accounting change      -        204,000            -

 NET INCOME                       $   6,579,000 $   2,258,000   $ 3,811,000


 Earnings per Common Share and Common Equivalent Share:

 Earnings Before Extraordinary item and Cumulative
 Effect of Accounting Change      $       0.77  $       0.25   $      0.47


   Extraordinary item, utilization of NOL 0.03                          -
    cumulative effect of accounting change  -           0.03            -

 Earnings Per Share               $       0.80  $       0.28   $      0.47
 Weighted Average Number of Shares
 Outstanding		                       8,245,000	    8,158,000	     8,147,000


                          The accompanying notes are an integral part of
                                    these consolidated statements.


CIRCON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994





           	                            Common Stock       	           			   Cumulative     Total
                                    Shares	                    Retained      Translation    Shareholders'
                                  Outstanding   Amount      	  Earnings 	    Adjustment	    Equity


BALANCES, December 31, 1991      7,659,267      $57,738,000    $7,121,000	    $361,000       $65,220,000

Tax benefit from exercise of
 stock options	                      	-            	459,000 	        -            -   		         459,000

Stock options and warrants
 exercised		                        69,871         	229,000          -    	       -   		         229,000

Cumulative translation
 adjustment                           -                -    	        -        (281,000)	        (281,000)

Net income		                          -    	           -    		  6,579,000	        -            6,579,000



BALANCES, December 31, 1992       7,729,138      $58,426,000  $13,700,000	     $ 80,000      $72,206,000

Tax benefit from exercise of
 stock options     	                 	-              218,000 	    	-          	    -   		        218,000

Stock options exercised	      	      59,356          155,000     		-  	            -   		        155,000

Cumulative translation
 adjustment                         		-    	           	-        		-            (273,000)      	(273,000)

 Net income		                         -	                -       2,258,000           -          2,258,000



BALANCES, December 31, 1993      7,788,494       $58,799,000  $15,958,000      $(193,000)    $74,564,000

Tax benefit from exercise of
 stock options                      		-              692,000 		      -       		     -   	        692,000

Stock options exercised	        	  228,339           608,000 	       -    	         	- 		        608,000

Stock purchased	                	  (62,500)         (654,000) 	      -    		        -  	        (654,000)

Cumulative translation
 adjustment	                        	 -           		    -    	 	     -          (148,000)	     	(148,000)

Unrealized loss on marketable
 securities                         		-            		   -    		      -    	         	-   	      (314,000)

Net income	      	                    -             		  -       3,811,000            -         3,811,000



BALANCES, December 31,
1994	                           	7,954,333       $59,445,000   $19,769,000      (341,000)    $78,559,000




                  CIRCON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1992, 1993, 1994

CASH FLOWS FROM OPERATING ACTIVITIES           1992            1993            1994

  Net income                                 6,579,000       2,258,000      3,811,000

    Adjustments to reconcile net
      income to cash provided from (used in)
      operating activities:

     Extraordinary item, utilization of net
      operating loss carryforward             (234,000)            -            -

     Cumulative effect of accounting change      -            (204,000)         -

     Depreciation and amortization           1,870,000       2,028,000       2,098,000

     Deferred income taxes                   1,524,000         (70,000)        287,000

     Change in assets and liabilities:
       Accounts receivable, net            (1,128,000)        177,000      (2,804,000)
       Inventories                         (4,514,000)      3,350,000       1,161,000
       Prepaid expenses and other assets   (1,050,000)       (237,000)       (138,000)
       Other assets                           (16,000)        (91,000)        187,000
       Accounts payable                      (461,000)       (692,000)        827,000
       Accrued liabilities                    210,000         511,000       1,379,000
       Customer deposits                      137,000         (45,000)         81,000
       Other noncurrent  liabilities           (7,000)        446,000        (234,000)

    Total adjustments                      (3,669,000)      5,173,000       2,844,000

Net cash provided from operating activities 2,910,000       7,431,000       6,655,000


              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993, 1994

CASH FLOWS FROM INVESTING ACTIVITIES              1992            1993            1994
   Investments in marketable securities    (12,698,000)      1,638,000       1,086,000
   Purchases of plant and equipment         (5,080,000)     (8,276,000)     (8,323,000)
   Retirements of plant and euipment              -            173,000           -
   Purchase of Lican Medical Products             -         (1,027,000)          -
   Cumulative translation adjustment          (281,000)       (273,000)       (148,000)

   Net cash used in investing activities   (18,059,000)     (7,765,000)     (7,385,000)

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued under stock option plans 229,000         155,000         608,000
  Common stock repurchased                                                    (654,000)
  Tax benefit from exercise of stock option    459,000         218,000         692,000
  Equipment lease financing                    284,000        (103,000)        (65,000)
  Net cash provided from financing activities  972,000         270,000         581,000

 Net decrease in cash and cash investments (14,177,000)        (64,000)       (149,000)

  Cash and cash investments, beginning
     of period                              14,736,000         559,000         495,000
  Cash and cash investments, end of period $   559,000  $      495,000  $      346,000

SUPPLEMENTAL DISCLOSURES

     Cash paid for interest               $    28,000   $      49,000   $       46,000

     Cash paid for income taxes           $   911,000   $   1,393,000   $      578,000

                            The accompanying notes are an integral part of
                                      these consolidated statements.



CIRCON CORPORATION AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



DECEMBER 31, 1994





(1)	Summary of Significant Accounting Policies



	a.	Principles of consolidation



		The consolidated financial statements include the accounts of Circon Corporation (the "Company") and its subsidiaries, Circon
GmbH (a German corporation), Circon Canada, Inc. (a Canadian corporation) and Circon Export Corporation, which operates as a Foreign Sales Corporation (FSC) under federal income tax laws.
All significant intercompany transactions and accounts have been eliminated in consolidation.



	b.	Line of business



		The Company designs, manufactures and markets medical endoscope systems, miniature color video systems and electrosurgery systems primarily for diagnosis and minimally invasive surgery applications. The Company's products are used in urology, laparoscopy, gynecology, arthroscopy and other fields of endoscopy.



	c.	Sales recognition



		The Company recognizes revenue from product sales upon shipment of goods.



	d.	Inventories



		Inventories include costs of materials, labor and manufacturing overhead. Inventories are priced at the lower of cost (first-in, first-out) or market and are summarized as follows:

                    		   1993       	   1994


	Raw materials	      $ 4,402,000	        $ 3,010,000

	Work in process       9,472,000	          8,325,000

	Finished goods	       3,758,000	          5,136,000



	           	        $17,632,000	        $16,471,000

            		       ===========        	===========

	e.	Property, plant, equipment and other assets



		Property, plant and equipment consists of the following:

                                             1993         	     1994


			Land	                                 $   250,000	       $   250,000

			Building	                               1,280,000	         1,280,000

			Leasehold improvements	                 1,157,000	         1,197,000

			Manufacturing equipment	                8,928,000	         9,953,000

			Office and other equipment	             4,187,000	         4,692,000

			Platinum used in manufacturing
			  equipment	                            1,497,000	         1,465,000

			Demonstration equipment	                13,452,000	       14,029,000

			Santa Barbara Building
    construction in progress                2,706,000	        8,504,000

			Other construction in progress	            982,000	        1,392,000



                                           34,439,000	       42,762,000



			Less - Accumulated depreciation
			         and amortization	               8,859,000	       10,752,000



                                           25,580,000	      $32,010,000

                                			        ===========       ==========

		Other assets, net of amortization, consist of the following:



                                                     1993    	   1994


			Goodwill, net of accumulated
			  amortization of $506,000 in 1993
			  and $606,000 in 1994	                      $ 2,663,000	$ 2,145,000

			Other	                                           928,000	    679,000



                                                $ 3,591,000	 $2,824,000

   				                                          =========== ===========


		Depreciation of property, plant, equipment and amortization of other assets are provided for using the straight-line method over the following estimated useful lives:



			Building	33 years

			Manufacturing equipment	5-10 years

			Office and other equipment	4-10 years

			Leasehold improvements and

			  leasehold interest	Lower of estimated useful life or

				  remaining term of lease

			Goodwill	20-40 years

Other	5-17 years
		The Company follows the policy of capitalizing expenditures that materially increase the asset lives and of charging ordinary maintenance and repairs to operations as incurred.
When properties are disposed of, the costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.



		Platinum used in manufacturing equipment is not depreciated and is carried at cost, net of reserves. Demonstration equipment, which is eventually refurbished and sold, is carried at cost, net of reserves to cover the cost of refurbishment.



	f.	Foreign currency translation



		The assets and liabilities of the Company, Circon GmbH and Circon Canada, Inc. are translated into U.S. dollars at current exchange rates. The related translation adjustments are recorded in cumulative translation adjustment, a separate component of shareholders' equity. Revenues and expenses are translated at the average exchange rates in effect during the period. A net foreign currency transaction loss of $13,000, a $33,000 gain and a $25,000 loss are included in cost of sales in the Consolidated Statements of Operations for the years ended
December 31, 1992, 1993 and 1994, respectively.



	g.	Research and development



		Expenditures for research and development are charged to operations as incurred.



	h.	Cash investments



		At December 31, 1993 and 1994, the Company's cash investments include investments in bank money market funds and other short-term, highly liquid investments. The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.



	i.	Earnings per share



		Earnings per common share and common equivalent share have been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased for the dilutive effect of shares issuable upon the exercise of warrants and stock options.



	j.	Reclassifications



		Certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

(2)	Marketable Securities



	Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS
115 requires that debt and equity securities be carried at fair value unless the Company has the positive intent and ability to hold debt securities to maturity. Debt and equity securities must be classified into one of three categories:
held-to-maturity, available-for-sale or trading securities. The net effect on the January 1, 1994 consolidated balance sheet of adopting SFAS 115 was not material to the consolidated financial statements.



	The Company classifies their investments as held-to-maturity and available-for-sale and does not hold any trading securities.
 Held-to-maturity securities are recorded at cost. Adjustments to market value for available-for-sale maturities are recorded as a separate component in the shareholders' equity section of the consolidated balance sheet.



	The following summarizes the Company's marketable securities at December 31, 1993 and 1994:



                                         	     1993    	   	   1994

		Held-to-maturity:

		Municipal obligations	  	                 $17,527,000		   $15,035,000
		Mutual bond funds		                         1,000,000		          -
		U.S. government securities		                   -    		      1,356,000
		Other		                                       203,000		       896,000

		Available-for-sale:

		Preferred stock in utility
	  companies		                                3,080,000		     3,123,000	(A)



				                                        $21,810,000	 	  $20,410,000

        			                                 ===========     ===========


(A)	The initial cost of these securities was $3,595,000.  The
unrealized losses, net of tax benefit, of $314,000 at December
31, 1994 have been reflected in shareholders' equity.



	Income on the above marketable securities was $660,000 and $844,000 in 1993 and 1994, respectively, and is included in interest income (expense) in the accompanying consolidated statements of operations.


(3)	Income Taxes



	The components of the provision for income taxes applicable to income for the three years ended December 31, 1994 are as follows:


			                                          1992		        1993		       1994
 Federal
	  Current 		                             $  875,000		$  829,000 		  $1,459,000
	  Deferred		                              1,524,000		   (70,000)		     129,000

 				                                     $2,399,000	 $  759,000 	  	$1,588,000

	State
	  Current		                                 588,000		   183,000 		     263,000
	  Deferred		                                   -    		    -     		     158,000


				                                      $  588,000		 $ 183,000 		  $  421,000

	Foreign
	  Current		                                    -    		   12,000 		      43,000



	Provision for income taxes		             $2,987,000		 $ 954,000 		  $2,052,000

  			                                     ========== ==========	     ==========


	The income before provision for income taxes and extraordinary item includes foreign pretax income of $417,000 in 1992, pretax losses of $61,000 and $437,000 in 1993 and 1994, respectively.



	For income tax purposes, the Company deducts the difference between market value and exercise price arising from the exercise of non-qualified stock options and disqualifying dispositions of stock acquired under the Company's qualified plans. Any reductions in income taxes payable resulting from these differences are credited to common stock. A benefit of $459,000, $218,000 and $692,000 was credited to common stock during 1992, 1993 and 1994, respectively.



	A reconciliation of the provision for income taxes to the Federal statutory rate is as follows:

		                                              1992 	 1993 	  1994


		Federal statutory rate	                       34%	    34%	    34%
		State tax, net of Federal income
		  tax benefit	                                 5%	     4%	     5%
		Goodwill	                                      -	      1%	     1%
		Tax exempt income	                            (3%)	   (8%)	   (6%)
		Research and development credit               (2%)	   (2%)	   (2%)
		Loss of foreign subsidiary for
		  which no benefit is currently
		  available	                                   -	      1%	     3%
		Other	                                        (2%) 	   1% 	    -



                                            			 32%	    31%	    35%

			                                             ======	=====	 =====


	The components of the net deferred tax liability are as follows:


                                         1993		        1994


		Inventory reserves		                $1,746,000 		$2,135,000

		Vacation accrual		                     344,000		    351,000

		Income tax credit carryforwards 		     404,000 		 1,395,000

		Depreciation		                      (3,939,000)		(5,315,000)

		Other		                                126,000 		   192,000



		  Net before valuation allowance   ($1,319,000)	($1,242,000)

		  Valuation allowance		               (666,000)		 (656,000)



		Net deferred tax liability		       ($1,985,000)	(1,898,000)

				                                ============	============



	Upon adoption of SFAS 109, the Company recorded a valuation allowance of $374,000 relating to inventory reserves recorded as a result of the acquisition of ACMI in 1986. In 1994, tax benefits realized upon disposal of this inventory were recorded as a reduction to goodwill in accordance with SFAS 109.



	At December 31, 1993 and 1994, the Company recorded a deferred tax asset of $404,000 and $1,395,000, respectively, consisting of $112,000 and $986,000, respectively, of research and development credits not previously utilized and $292,000 and $409,000, respectively, of alternative minimum tax credit carryforwards. Offsetting these assets in 1993 and 1994, the Company has recorded a valuation allowance for the alternative minimum tax carryforwards and in 1994, recorded a valuation allowance of $247,000 representing 25% of the research and development credits. Based on historical pre-tax earnings and the Company's current tax planning strategies, the Company believes the remaining research and development credits will be realized.



	In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adjustment to the January 1, 1993 consolidated balance sheet to adopt SFAS 109 resulted in a $204,000 reduction of net deferred income taxes. This amount is reflected in 1993 net income as the cumulative effect of a change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the current rate at January 1, 1993 of 34% as opposed to the higher tax rates that were in effect when the deferred taxes originated.



	During 1992, the Company utilized its remaining operating loss carryforward to offset federal taxable income. Also in 1992, the Company recognized a tax benefit of $234,000 (classified as an extraordinary item) from utilization of net operating loss carryforwards of a foreign subsidiary.  At December 31, 1994, the Company's German subsidiary has remaining loss carryforwards of approximately $1.8 million for tax and financial reporting purposes.  This amount has not been included above and a
valuation allowance has been provided at 100%.
(4)	Notes Payable



	In September 1994, the Company extended its $15 million revolving bank credit line, with an interest rate of the bank's prime rate, or 1.5 points over the offshore rate (7.625% at December 31, 1994). The new agreement matures in May 1996 and includes annual renewals after that time. The loan is secured by substantially all of the assets of the Company. Terms of the banking arrangement prohibit payment of dividends, and require the achievement of certain profitability levels and financial ratios. In addition, the credit agreement contains certain subjective acceleration clauses related to the Company's financial condition and results of operations. At December 31, 1994, no amounts were outstanding under this credit agreement.



(5)	Accrued Liabilities


	Accrued liabilities consist of the following:

			                                           1993   	      1994
		Payroll and payroll related	           $3,736,000	     $4,352,000
		Warranty	                                 347,000	        454,000
		Product liability	                        136,000	        164,000
		Taxes - other than income	                294,000	        720,000
		Other	                                    800,000	      1,002,000



			                                      $5,313,000	     $6,692,000

			                                      ==========      ==========

(6)	Commitments and Contingencies



	Leases



	The Company leases two facilities, one in Connecticut and one in Germany, under operating leases which expire in 2003 and 1995, respectively. These leases provide for additional rental payments to cover property taxes, insurance and maintenance. In addition, the Company leases certain office equipment and vehicles. Rental expense for the years ended December 31, 1992, 1993 and 1994 was $971,000, $1,579,000, and $1,945,000
respectively.


	The minimum lease payments at December 31, 1994 are as follows:

		1995	                                $1,629,000

		1996                                  1,573,000

		1997	                                 1,591,000

		1998 	                                1,571,000

		1999 	                                1,642,000

		2000 and thereafter                   5,884,000



 Total minimum lease payments	        $13,890,000

                 			                   ==========

	Contingencies



	In the course of conducting its business, the Company has
various claims asserted against it.   Management believes the
outcome of these claims will not have a material adverse effect on the Company's financial position or results of operations.



(7)	Retirement Plan


	The Company has a defined benefit retirement plan (the "Plan") covering certain hourly union employees at one of the Company's manufacturing facilities. The components of pension expense are as follows:


	                                     1992   		      1993   		       1994
	Service cost - benefits
	 	 earned during the year		     $   33,056 		 $   38,340 		   $   56,484
	Interest cost on projected
 		 benefit obligation		             50,419        55,237 		       68,624
	Actual return on plan assets       (14,806)      (12,440)		      (20,673)
	Deferred loss on net assets	       (17,764)		    (36,275)		      (22,242)
	Unrecognized prior service cost      9,446 		      9,446 	  	     14,155
	Amortization of net loss (gain)
 	from earlier periods		              3,542        (3,312)		       16,800
	Amortization of net
 		obligation at transition		           384           384 		          384

   Net pension expense		          $  64,277 	   $  51,380 		    $ 113,532

            					                 =========		  ==========	     ==========


Annual contributions to the Plan are at least equal to the minimum required by law. The benefit obligations and funded status of the Plan are as follows:


				                                                   1993   		       1994
	Actuarial present value of
 	accumulated benefit obligation,
  	including vested benefits of
	  $882,934 in 1993 and $792,366
	 in 1994		                                         $(901,553)     $ (824,631)

				                                               ==========	     ==========



	Projected benefit obligation for
	  service rendered to date	                         (944,914) 	     (824,631)



	Plan assets at market value,
	  primarily fixed income securities		                507,471         577,466

	Projected benefit obligation in
	  excess of plan assets		                           (437,443)       (247,165)
	Unrecognized net loss		                              298,020          62,597

	Unrecognized prior service cost		                    136,511  	      141,983

	Adjustment required to recognize
	  minimum liability		                               (395,013)  	    (208,039)
	Unrecognized net obligation at
	  January 1, 1989 being amortized
   over 15 years		                                      3,843  	        3,459

	Pension liability                                 	$(394,082) 	    $(247,165)

                           					                   ===========     ==========

	The discount rate assumed in determining the actuarial present value of benefit obligations was 7% and 8.5% for 1993 and 1994, respectively. The expected long term rate of return on assets was 10% and 8% for 1993 and 1994, respectively. There were no plan amendments during 1993 or 1994.



	Certain other hourly manufacturing employees are covered by a union-sponsored collectively-bargained, multi-employer pension plan. Contributions to this plan are based on collectively-bargained agreements and were approximately
$105,000, $60,000 and $74,000 in 1992, 1993 and 1994,
respectively.


(8)	Stock Option Plans



	The Company currently has one stock option plan under which options covering 1,000,000 shares of common stock may be granted to officers and employees, for a price not less than the fair market value on the date of grant. The Company had two employee stock option plans which expired in 1989 and 1993 under which options to purchase 7,200 and 182,533 shares of common stock were granted and are still outstanding. The exercise dates for the options granted are determined by a Committee of the Board of Directors at the time the options are granted. The maximum option term is ten years. If the optionee ceases to be an employee for any reason, any options granted which have not been exercised will be canceled.



	The Company also has a Directors Stock Option Plan, under which options for up to 210,000 shares of common stock may be granted to directors who are not officers of the Company, for a price not less than 85% of the fair market value of the common stock on the date of grant. The exercise dates for the options granted are determined by a committee of inside directors at the time the options are granted. The maximum option term is ten years. If the optionee ceases to be a director for any reason, any options granted which have not been exercised will be canceled.


	The following table summarizes the activity in the Company's stock option plans during the three years ended December 31, 1992, 1993 and 1994:

				                                                      Option
                                        Options	          Prices


 		Balance, December 31, 1991	         633,854	$     3.00  -  $25.75
		   Granted	                          104,328	     16.00  -   32.50
		   Exercised	                         68,871	      3.00  -   12.50
		   Terminated	                        64,673	      3.50  -   32.50

		Balance, December 31, 1992	          604,638	    $ 3.00  -  $19.125
		   Granted	                          148,759	     10.25  -   18.75
		   Exercised	                         59,356	      3.00  -    5.50
		   Terminated	                        31,283	      3.875 -   19.125

		Balance, December 31, 1993	          662,758	   $  3.00  -  $19.125
 	   Granted	                          591,746	      8.50  -   11.50
		   Exercised	                        237,493	      3.00  -    5.50
		   Terminated	                        96,978	      4.75  -   18.75

		Balance, December 31, 1994	          920,033	    $ 3.00  -  $19.125



   At December 31, 1994, options to purchase 177,397 shares were exercisable and options to purchase 389,000 shares were authorized but not granted.


(9)     Warrants

In 1989, the company issued to the company's president warrants (the "warrants") to purchase up to 2.5 million of common stock at $4.33 per share (or less under certain circumstances . The warrants were issued in consideration for the president agreeing to restructure his commitment to provide working capital to the Company and to convert, at the demand of the Company, outstanding borrowings owed to him into common shares (at the market price per share on the conversion date) to prevent technical default under the Company's loan agreement (the "Stock
Purchase Commitment"). On May 7, 1990, the Company's president agreed to return the Warrants. The Company terminated the Stock
Purchase Commitment and issued a warrant which allows the president to purchase 100,000 shares of common stock at $4.61 per share. The warrants expire on January 1, 2000 or earlier under certain circumstances.



	The Company has a warrant plan for consultants. A total of 25,000 shares of common stock has been reserved under this plan and warrants to purchase 3,000 shares have been granted at an exercise price of $18.75 per share. In 1992, 1,000 warrants were exercised at $18.75 per share.



(10)	Acquisition



	On March 20, 1993, the Company purchased the assets of Lican Medical Products, Ltd. ("Lican") for 1,000,000 Canadian dollars payable over a five year period. At December 31, 1994, $428,000 remains outstanding; $285,000 is payable in 1995 and is included in current liabilities, and $143,000 is due after 1995 and is included in other noncurrent liabilities. Lican is a designer and manufacturer of manual surgical instruments for gynecology and laparoscopy. This acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets and liabilities of Lican based on estimates of fair market values at the acquisition date. The excess of purchase price over the estimated fair market value of net assets acquired (goodwill) was approximately $750,000 which will be amortized on a straight-line basis over twenty years.
The operating results of the acquisition are included in the Company's consolidated statements of operations from the date of acquisition. The sales and operating results of Lican prior to acquisition were insignificant.



(11)	Restructuring Charge



	In the fourth quarter of 1993, Circon recorded a $2.6 million restructuring charge consisting of $2.4 million product restructuring inventory adjustments and $.2 million non-recurring operating expense adjustments associated with executive and reorganization changes and personnel reductions to make the Company more competitive in the marketplace. All known financial impacts have been recorded by these product restructuring and non-recurring operating expense charges.



(12)	Sales Segment Information



	The Company sells products worldwide primarily from its facilities in the United States. Net sales by geographic area are as follows:


			                          1992    	     1993    	     1994

		Domestic sales	          $68,337,000	   $72,719,000	  $74,610,000
		International sales       15,146,000	    14,582,000	   14,334,000

		                   	     $83,483,000	   $87,301,000	  $88,944,000

        			                ===========     ==========   ===========


(13)	Quarterly Financial Information (Unaudited)


	The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 1993 and 1994:


                        		                      Quarter Ended
1994		                      March 31  	    June 30  	    September 30	     December 31
Net sales		               $20,833,000	    $21,930,000	  $22,469,000	      $23,712,000

Gross profit		             10,929,000	     11,595,000	   11,606,000	       12,171,000

Operating income	           1,133,000		     1,152,000	    1,637,000	        1,696,000

Net income 		                 789,000		       889,000	    1,122,000	        1,011,000

Net income per share	     $       .10     $       .11   $       .14             $ .12


1993

Net sales	     	          $21,683,000	    $20,929,000   $22,450,000	      $22,239,000

Gross profit		             11,915,000		    11,283,000	   11,644,000	        8,929,000 	(A)

Operating income	           2,170,000		        39,000	    1,356,000	       (1,116,000)	(A)

Net income		                1,685,000		       152,000	      985,000	         (564,000)	(A)

Net income per share 	      $     .21	    $       .02	  $       .12	   $         (.07)	(A)


(A)	In the 4th quarter of 1993, Circon recorded a restructuring
charge relating to product restructuring inventory adjustments and non-recurring operating expense adjustments (See Note 11).


ITEM 9        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                     None


PART III



ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



	Reference is made to the section entitled "Election of Directors" in the Registrant's definitive proxy statement to be mailed to shareholders on or about April 20, 1995, and filed with the Securities and Exchange Commission. Information on executive officers is set forth in Part I.



ITEM 11.	EXECUTIVE COMPENSATION



	Reference is made to the sections entitled "Executive Compensation" and "Election of Directors" in the Registrant's definitive proxy statements to be mailed to shareholders on or about April 20, 1995 and filed with the Securities and Exchange Commission.



ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT



	Reference is made to the sections entitled "Principal Shareholders" and "Election of Directors" in the Registrant's definitive proxy statements to be mailed to shareholders on or about April 20, 1995, and filed with the Securities and Exchange Commission.



ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



	Reference is made to the sections entitled "Election of Directors" in the Registrant's definitive proxy statements to be mailed to shareholders on or about April 20, 1995 and filed with the Securities and Exchange Commission.



PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K



	a.	Financial Statements and Schedules Filed



		1.	Financial Statements - see Item 8 of this Report.



		2.	Supplemental Schedules - see Item 8 of this Report.



	b.	The Company filed no Reports on Form 8-K in the fourth
quarter of 1994 with the Securities and Exchange Commission.



	c.	Exhibit Index



		3.1.	Certificate of Incorporation of the Registrant,
(Incorporated by reference to Registrant's 1988 Form 10-K.)



		3.1A.	Certificates of Amendment of Certificate of
Incorporation of Circon Corporation were included as Exhibit
3.1A in Registrant's 1992 Form 10K and are incorporated herein.



		3.2A.	Amendment to Section 3.3 of Article III of Registrant's
Bylaws. This Amendment and a complete copy of the Bylaws of the Registrant, as amended, was included as Exhibit 3.2A in the Registrant's 1993 Form 10K and are incorporated herein.



		4.5.	Agreement between Registrant and Richard A. Auhll dated
May 7, 1990 terminating and canceling a previously issued
Warrant to Richard A. Auhll to purchase Common Stock of Circon
Corporation and granting in lieu thereof new Warrant to purchase
100,000 shares of Common Stock of Circon Corporation and the Agreement was included as Exhibit 4.5 in Registrant's 1992 Form
10K and is incorporated herein.



		9.	Voting Trust Agreement *



		10.10.	Circon Corporation Credit Agreement covering a
$10,000,000 and Revolving Line of Credit and a $6,000,000 Term
Loan dated April 5, 1990 between Registrant and a Bank, including a Subordination Agreement dated April 5, 1990 between the Company, Richard A. Auhll and a Bank, and copies thereof were included as Exhibit 10.10 in Registrant's 1990 Form 10-K and is incorporated herein.



		10.11.	Build To Suit Lease dated June 22, 1992 between the
Company and CWO/TCEP II Joint Venture #II, a Texas Joint
Venture, and the Lease was included as Exhibit 10.11 in Registrant's 1992 Form 10K and is incorporated herein.

		10.12.	Circon Corporation Business Loan Agreement covering a
$15,000,000 Revolving Line of Credit between Registrant and a
Bank dated June 30, 1993.  This Agreement was included as
Exhibit 10.12 in Registrant's 1993 Form 10K and is incorporated herein.



		10.13.	Agreement for Purchase and Sale and Escrow Instructions
dated December 9, 1993 between the Company and CWO/TCEP II Joint
Venture #II, a Texas Joint Venture. This Agreement was included as Exhibit 10.13 in Registrant's 1993 Form 10K and is incorporated herein.



		10.14.	Termination of Build To Suit Lease dated December 13,
1993 between the Company and CWO/TCEP II Joint Venture #II, a
Texas Joint Venture.  This Agreement was included as Exhibit
10.14 in Registrant's 1993 Form 10K and is incorporated herein.



		10.15.	Amendment No. 1 to Business Loan Agreement dated March
24, 1994 between Registrant and Bank covering certain amendments to the Circon Corporation Business Loan Agreement dated June 30,
1993.  This amendment is included as an Exhibit to the report
and is incorporated herein.  Page      .



		10.16.	Amendment No. 2 to Business Loan Agreement dated
September 1, 1994 between Registrant and Bank covering certain amendments to the Circon Corporation Business Loan Agreement dated June 30, 1993.  This amendment is included as an Exhibit
to the report and is incorporated herein.  Page      .



		11.	Statement re computation of Per Share Earnings*



		12.	Statement re computation of Ratio*



		13.	Annual Report to Security Holders, Form 10-Q or Quarterly
Report to Shareholders*



		18.	Letter re Change in Accounting Principles*



		19.	Previously unfiled documents*



		22.	Subsidiary of the Registrant*



		23.	Published reports regarding matters submitted to a vote of
Security Holders*



		24.1.	Consent of Independent Public Accountants*



		*  Not applicable or contained elsewhere herein.



Supplemental Information



	No Annual Report or Proxy Materials have been sent to Shareholders with respect to 1994. Copies will be furnished to the Commission when sent to Shareholders, but shall not be deemed to be "filed."



SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has caused this
Annual Report to be signed on its behalf by the undersigned, thereupon duly authorized.



DATED:______________________

						CIRCON CORPORATION

						   (Registrant)




						By ___________________________________

								Richard A. Auhll

						   President, Chief Executive Officer

							   Chairman of the Board



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief
Financial Officer, the Chief Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:



        Signatures                     Title			      Date

					President, Chief Executive

					Officer and Chairman of the

					Board (Principal Executive

___________________________	Officer)				________________

     Richard A. Auhll

					Executive Vice President and

					Chief Financial Officer

					(Principal Financial and

___________________________	Accounting Officer)		________________

    R. Bruce Thompson







___________________________	Director				________________

     Harold R. Frank







___________________________	Director				________________

    Rudolf R. Schulte







___________________________	Director				________________

   Paul W. Hartloff, Jr.







___________________________	Director				________________

       John Blokker