Form 10-K/A
period 1994-12-31
CIRCON CORP
filed 1995-04-28
CIK 719727

FORM 10-K/A




SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C.  20549







ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934





FOR FISCAL YEAR ENDED  December 31, 1994  COMMISSION FILE NO. 0-12025





CIRCON CORPORATION


(Exact Name of Registrant as Specified in Its Charter)





         Delaware                      95-3079904

(State or other jurisdiction of				   (I.R.S. Employer

 incorporation or organization)			     	Identification No.)





6500 Hollister Avenue, Santa Barbara, California   93117

(Address of Principal Executive Offices) 			   (Zip Code)







  Registrant's telephone number, including area code:  (805) 685-5100



SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

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



    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]


    The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $96,791,616 at March 13, 1995, when the closing sale price of such stock, as reported in the NASDAQ National Market System, was $16.00.




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