Form 10-Q
period 1995-03-31
CIRCON CORP
filed 1995-05-15
CIK 719727

FORM 10-Q


SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED    March 31, 1995    COMMISSION FILE NO. 0-12025



CIRCON CORPORATION


(Exact Name of Registrant as Specified in Its Charter)




         Delaware                      95-3079904

(State or other jurisdiction of				   (I.R.S. Employer
 incorporation or organization)			   	Identification No.)





6500 Hollister Avenue, Santa Barbara, California   93117-3019

(Address of Principal Executive Offices)     			   (Zip Code)




  Registrant's telephone number, including area code:  (805) 968-5100


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



					Yes  X 		No





Number of Common Shares Outstanding at March 31, 1995:
            7,970,703






              PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 1994 AND MARCH 31, 1995

                                       ASSETS


                                                             (Unaudited)
                                             December 31,      March 31,
                                                 1994            1995

CURRENT ASSETS:
  Cash and temporary cash investment     $      346,000   $     611,000
  Marketable securities                      20,410,000      20,715,000
  Accounts receivable, net of allowance of
    $627,000 in 1994, and $665,000 in 1995   17,607,000      16,935,000
  Inventories                                16,471,000      17,809,000
  Prepaid expenses and other assets           1,930,000       1,919,000
  Deferred tax asset - current                2,639,000       2,639,000

       Total current assets                  59,403,000      60,628,000


PROPERTY, PLANT, AND EQUIPMENT,
  at cost, net of accumulated depreciation
  and amortization                           32,010,000      33,246,000

OTHER ASSETS:
  Deferred tax asset - noncurrent               739,000         739,000
  Other, at cost, net of accumulated
  amortization                                2,824,000       2,782,000

       Total assets                          94,976,000   $  97,395,000




               The accompanying notes are an integral part of these consolidated statements.




              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 1994 AND MARCH 31, 1995

              LIABILITIES AND SHAREHOLDERS' EQUITY



                                                              (Unaudited)
                                             December 31,       March 31,
                                                 1994            1995

CURRENT LIABILITIES:
  Accounts payable                            3,649,000       3,940,000
  Accrued liabilities                         6,692,000       7,088,000
  Customer deposits                             473,000         486,000

       Total current liabilities             10,814,000      11,514,000

NONCURRENT LIABILITIES
  Deferred income taxes                       5,276,000       5,354,000
  Capital lease obligations and other           327,000         192,000

       Total noncurrent liabilities           5,603,000       5,546,000

COMMITMENTS

SHAREHOLDERS' EQUITY
  Preferred stock, $ .01 par value:
       1,000,000 shares authorized, none
       outstanding
  Common stock; $ .01 par value:
      50,000,000 shares authorized;
      7,954,333 and 7,970,703 outstanding
       at December 31, 1994 and
       March 31,1995                         59,445,000      59,511,000
  Unrealized losses on Marketable Securities   (314,000)       (166,000)
  Cumulative translation adjustment            (341,000)        107,000
  Retained earnings                          19,769,000      20,883,000

  Total shareholders' equity                 78,559,000      80,335,000

  Total liabilities and shareholders'
       equity                            $   94,976,000  $   97,395,000


               The accompanying notes are an integral part of these consolidated statements.




  CIRCON CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATION


                                                  Three Months Ended
                                                      March 31,
                                             (Unaudited)     (Unaudited)
                                                  1994            1995

NET SALES                              $     20,833,000 $    22,474,000

  COST OF SALES                               9,904,000      10,637,000

GROSS PROFIT                                 10,929,000      11,837,000

OPERATING EXPENSES:
  Research and development                    1,995,000       1,827,000
  Selling, general and administrative         7,801,000       8,529,000

  Total operating expenses                    9,796,000      10,356,000

INCOME FROM OPERATIONS                        1,133,000       1,481,000

  Interest income, net                           84,000         329,000
  Other income (expense), net                    (3,000)       (166,000)

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                       1,214,000       1,644,000

  Provision for income taxes                    425,000         530,000


NET INCOME                             $        789,000   $   1,114,000


Net Earnings Per Share                   $         0.10  $         0.13
Weighted average number of shares
 outstanding                                  8,144,667       8,433,662


                           The accompanying notes are an integral part of these consolidated statements.



              CIRCON CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                        March 31,
                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES              1994            1995

  Net income                                     789,000       1,114,000

    Adjustments to reconcile net
      income to cash provided from (used in)
      operating activities:


     Depreciation and amortization               532,000         394,000

     Deferred income taxes                         -              78,000

     Change in assets and liabilities:
       Accounts receivable, net                  568,000         672,000
       Prepaid and other assets                 (129,000)         11,000
       Other assets                               45,000          14,000
       Accounts payable                          783,000         291,000
       Accrued liabilities                       378,000         396,000
       Customer deposits                          71,000          13,000
       Other long term liabilities              (213,000)       (135,000)

    Total adjustments                          1,530,000         396,000

     Net cash provided from operating
      activities                               2,319,000       1,510,000






              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Three Months Ended
                                                     March 31,
                                              (Unaudited)     (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES              1994            1995

  Investments in marketable securities         (134,000)       (157,000)
  Purchases of plant and equipment           (2,248,000)     (1,602,000)
  Cumulative translation adjustment             (24,000)        448,000

  Net cash used in investing activities      (2,406,000)     (1,311,000)

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued under stock option plan   59,000          66,000

  Net cash provided from financing activities   59,000          66,000

  Net decrease in cash and cash investments    (28,000)        265,000

Cash and cash investments, beginning
  of period                                    495,000         346,000

Cash and cash investments, end of per    $     467,000    $    611,000

SUPPLEMENTAL DISCLOSURES

  Cash paid for interest                 $       16,000   $    10,000

  Cash paid for income taxes             $       53,000   $   153,000


               The accompanying notes are an integral part of
                    these consolidated statements.

                              CIRCON CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1995


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

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. It is suggested that these condensed consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's annual report for the year ended December 31, 1994.

      The information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. The results for the interim periods are not necessarily indicative of the results expected for any other period or for the entire year.

(1)   Inventories

   Inventories include costs of materials, labor and manufacturing overhead . Inventories are priced at the lower of cost (first-i are summarized as follows:

                                                                (Unaudited)
                                               December 31,      March 31,
                                                   1994            1995

      Raw materials                            $ 3,010,000      $ 2,962,000
      Work in process                            8,325,000        8,432,000
      Finished goods                             5,136,000        6,415,000

                                               $16,471,000      $17,809,000
                                               ===========      ===========
(2)   Marketable Securities

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

      The Company classifies their investments as held-to-maturity and available-for-sale and does not hold any trading securities. Held-to-maturity securities are recorded at cost. Adjustments to market value for available-for
- -sale maturities are recorded as a separate component in the shareholders' equity section of the consolidated balance sheet.

      The following summarizes the Company's marketable securities at December 31, 1994 and March 31, 1995:

                                                          Unaudited
                                                           March 31,
                                           1994              1995

         Held-to-maturity:

         Municipal obligations          $15,035,000       $15,342,000
         U.S. government securities       1,356,000         1,362,000
         Other                              896,000           913,000

         Available-for-sale:

         Preferred stock in utility
           companies                      3,123,000         3,098,000  (A)

                                        $20,410,000       $20,715,000
                                        ===========       ===========

(A) The initial cost of these securities was $3,595,000. The unrealized losses, net of tax benefit, of $166,000 at March 31, 1995 have been reflected in shareholders' equity.

     Income on the above marketable securities was $257,000 and $330,000 in 1994 and 1995, respectively, and is included in interest income (expense) in the accompanying consolidated statements of operations.


(3)  Notes Payable

     The Company has available an unsecured revolving credit line for $15 million, with an interest rate of the bank's prime rate, or 1.5 points over an offshore rate. Terms of the banking arrangement restrict payment of dividends, and require the achievement of certain profitability levels and financial ratios. In addition, the bank agreement contains certain profitability levels and financial ratios. In addition, the bank agreement contains certain subjective acceleration clauses related to the Company's financial conditions and operations.


(4)  Subsequent Event

     On April 25, 1995, Circon Corporation and Cabot Medical Corporation announced the signing of a definitive agreement to merge in a stock-for-stock transaction.

     Under the terms of agreement by the boards of both companies, Cabot shareholders would receive 0.415 shares of Circon common stok in exchange for each Cabot share held. This will result in approximately 4.7 million new shares of Circon common stock being issued to Cabot shareholders.

     The merger is subject to various conditions including the approval of shareholders of both companies and the receipt by Circon of financing of approximately $50 million to cover the potential early retirement of Cabot's convertible subordinated notes. The merger is expected to close during the third calendar quarter of 1995.






ITEM 2. Management's Discussion and Analysis of Operations and Financial
        Condition

     RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1995
                 Compared to Three Months Ended March 31, 1994

     Sales

     Total sales of $22.5 million were the highest sales of any Circon first quarter. The $1.6 million or 8% sales increase over the first quarter 1994 resulted from growth in both the domestic and international sector.

     Sales by the U.S. direct sales force were 16.7 million, up 6% from the first quarter 1994 due to improving trends in the U.S. healthcare market. International sales increased 25% to $4.2 million when compared to the first quarter 1994 due to improved European dealer sales. Industrial and OEM sales were $1.5 million compared to $1.7 million in 1994 and are not expected to grow.

     Price increases were negligible between the two quarters, therefore the majority of the 8% sales increase related to volume.

     Gross Profit

     Gross profit was $11.8 million for the first three months of 1995 compared to $10.9 million in the same 1994 period. As a percent of sales gross profit was 52.7%, up slightly over the 52.5% of the first quarter 1994, and up solidly over the last two quarters of 1994 due to more efficient manufacturing and favorable sales mix.


     Operating Expenses

     Total operating expenses of $10.4 million for the first quarter 1995 were up 5.7% from $9.8 million in the same 1994 period. As a percentage of sales, total operating expenses were 46% of sales, down from 47% last year.

     R&D expenditures totalled $1.8 million or 8% of sales. This was down slightly from $2.0 million or 10% of sales for the first quarter 1994. R&D expenses are expected to be maintained at their current level, but as a percent of sales are now expected to decline.

     Selling, general and administrative expenses of $8.5 million for the first quarter 1995 increased 9% compared to $7.9 million for 1994. Promotional efforts associated with the launch of Circon's new VaporTrode electrode and Continuous Flow Rotating Resectoscope system occurred in the first quarter 1995.



    Income from Operations

     First quarter 1995 operating income of $1.5 million was up from $1.1 million in the first quarter 1994 reflecting the improvement in gross profit and lower R&D expenditures.



   Interest Income, Other Expenses

     Interest income and other expense totalled $163,000 in the first quarter 1995 compared to $81,000 in the same 1994 period. Interest income of $329,000 increased from $84,000 in the prior year, due to higher interest rates, and was partially offset by realized losses on marketable securities of $58,000 as compared to a $82,000 loss in 1994. Other income and expense included $61,000 net foreign exchange loss, $15,000 franchise taxes and 26,000 other expense compared to $2,000 net foreign exchange gain in the first quarter 1994.



    Income Taxes

      Income taxes in the first quarter 1995 were $530,000 compared to $425,000 in the first quarter of 1994. The decrease in the effective tax rate from 35% to 32% resulted from increased foreign sales which allow for reduced taxes due to Circon's foreign sales corporation.



    Net Income

      First quarter 1995 net income totalled $1.1 million compared to $0.8 million in the first quarter 1994. Earnings per share was $0.13 compared to $0.10 in 1994.



     LIQUIDITY AND CAPITAL RESOURCES

     In September 1994, the Company extended its $15.0 million revolving bank credit line. The new agreement matures in May 1996 and includes annual renewals after that time.

     As of March 31, 1995 the Company had cash and marketable securities totalling $21.3 million. Circon's cash and marketable securities provides financial strength and flexibility to fund future growth and product development both internally and through potential acquisitions. The Company will require $0.6 million cash in addition to funding $9.9 million prior to March 31, 1995, for a new facility in Santa Barbara, California. The building was occupied in January 1995 coterminous with the lease expiring on the building previously occupied by the corporate headquarters.

     Non-cash charges for depreciation and amortization aggregated $394,000 for the first quarter 1995, and $1.6 million was used to purchase plant and equipment (net of retirements). See Consolidated Statements of Cash Flows and related notes thereto.

     The Company believes that cash flow from operations, existing cash and marketable securities and available cash from bank credit arrangements are adequate to fund the Company's existing operations for the foreseeable future.

     On April 24, 1995 Circon entered into an agreement to merge with Cabot Medical Corporation in a stock for stock transaction to be accounted for as a pooling of interests. See Note (4) Subsequent Event. As a result of this merger, Circon must be prepared to cover the potential retirement of Cabot's $67 million convertible subordinated notes. Accordingly, Circon is arranging for approximately $75 million of bank financing to be available should the convertible note be tendered after the merger.



    ITEM 5.   Other Information

      On April 24, 1995, Circon Corporation entered into an agreement with Cabot Medical Corporation whereby Circon and Cabot would merge in a stock-for-stock transaction to be accounted for as a pooling of interests. Under the terms of the agreement, Cabot shareholders would receine 0.415 shares of Circon common stock in exchange for each share of Cabot stock. This exchange ratio will result in approximately 4.7 million shares of Circon stock being issued to Cabot shareholders. The closing of the merger is subject to various conditions including but not limited to the approval by the shareholders of both companies, receipt by Circon of a financing commitment of approximately $50 million to cover the potential early retirement of Cabot's convertible notes, and receipt of fairness opinions and opinions regarding the ability to account for the transaction as a pooling of interests. The merger is expected to close during the third quater of 1995.



                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CIRCON CORPORATION
                                                 Registrant



05/12/95
Date                                         RICHARD A. AUHLL
                                             President
                                             Chief Executive Officer






05/12/95
Date                                         R. BRUCE THOMPSON
                                             Executive Vice President
                                             Chief Financial OfficerFORM 10-Q