Form 10-Q/A
period 1995-03-31
CIRCON CORP
filed 1995-05-16
CIK 719727

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



                				CIRCON CORPORATION

            				    Registrant




May 15, 1995

     Date	       		RICHARD A. AUHLL

               				President

               				Chief Executive Officer




May 15, 1995

      Date        			R. BRUCE THOMPSON

                 				Executive Vice President

                 				Chief Financial Officer