Form 10-Q/A
period 1995-03-31
CIRCON CORP
filed 1995-06-09
CIK 719727

FORM 10-Q/A



SECURITIES AND EXCHANGE COMMISSION



WASHINGTON, D.C.  20549




FORM 10 Q/A
AMENDMENT No. 1






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




Circon Corporation (File No. 0-12025) -
Amendment No. 1 to Form 10Q for the quarter ended March 31, 1995




Ladies and Gentlemen:


  Attached for filing on behalf Circon Corporation (the "Company") pursuant to the Securities Exchange Act of 1934 are conformed copies of the Company's Form 10-Q/A Amendmnet No. 1 to Form 10-Q for the fiscal quarter ended March 31, 1995. Pursuant to rule 302 of regulation S-T, the Company has manually executed signature pages to the Form 10-Q/A prior to the time of this electronic filing and will retain such executed signature pages for five years.




                                             Very Truly Yours,
                                             Circon Corporation


                                             Daniel J. Meaney
                                             Vice President, Secretary,
                                             General Counsel


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



              CIRCON CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                        March 31,
                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES              1994            1995

  Net income                                     789,000       1,114,000

    Adjustments to reconcile net
      income to cash provided from (used in)
      operating activities:


     Depreciation and amortization               532,000         394,000

     Deferred income taxes                         -              78,000

     Change in assets and liabilities:
       Accounts receivable, net                  568,000         672,000

       Inventories                              (505,000)     (1,338,000)

       Prepaid and other assets                 (129,000)         11,000
       Other assets                               45,000          14,000
       Accounts payable                          783,000         291,000
       Accrued liabilities                       378,000         396,000
       Customer deposits                          71,000          13,000
       Other long term liabilities              (213,000)       (135,000)

    Total adjustments                          1,530,000         396,000

     Net cash provided from operating
      activities                               2,319,000       1,510,000






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

                                             CIRCON CORPORATION
                                                 Registrant



06/07/95
Date                                         RICHARD A. AUHLL
                                             President
                                             Chief Executive Officer






06/07/95
Date                                         Daniel J. Meany
                                             Vice President, Secretary,
                                             General Counsel