Form 10-Q
period 1995-06-30
CIRCON CORP
filed 1995-08-14
CIK 719727

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934


FOR QUARTER ENDED    June 30, 1995              COMMISSION FILE NO.  0-12025



CIRCON CORPORATION
(Exact Name of Registrant as Specified in Its Charte



         Delaware                                               95-3079904
(State or other jurisdiction of
 incorporation or organization)                          Identification No.)




6500 Hollister Avenue, Santa Barbara, California               93117-3019
(Address of Principal Executive Offices)



Registrant's telephone number, including area code:  (805) 685-5100

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X            No


Number of Common Shares Outstanding at June 30, 1995: 7,975,968

PART I.             FINANCIAL INFORMATION


Item 1.    Financial Statements

                         CIRCON CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                         DECEMBER 31, 1994 AND JUNE 30, 1995

                                   ASSETS


                                                             (Unaudited)
                                                 December 31     June 30,
                                                      1994         1995
                                                   ----------  ----------
CURRENT ASSETS:
     Cash and temporary cash investment              $346,000     $99,000
     Marketable securities                         20,410,000  19,781,000
     Accounts receivable, net of allowance
      of $627,000 in 1994, and $663,000 in 1995    17,607,000  18,933,000
     Inventories                                   16,471,000  19,526,000
     Prepaid expenses and other asset               1,930,000   2,124,000
     Deferred tax asset - current                   2,639,000   2,639,000
                                                   ----------  ----------
          Total current assets                     59,403,000  63,102,000


PROPERTY, PLANT, AND EQUIPMENT,
     at cost, net of accumulated depreciation
     and amortization                              32,010,000  32,872,000

OTHER ASSETS:
     Other, at cost, net of accumulated
     amortization                                   2,824,000   2,752,000
                                                   ----------  ----------
          Total assets                           $ 94,237,000 $98,726,000
                                                   ========== ===========

                            The accompanying notes are an integral part of
                                  these consolidated statements.

                    CIRCON CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1994 AND JUNE 30, 1995

                    LIABILITIES AND SHAREHOLDERS' EQUITY



                                                         (Unaudited)
                                           December 31,     June 30,
                                                  1994         1995
                                             ----------   ---------
CURRENT LIABILITIES:
     Accounts payable                       $ 3,649,000 $ 4,279,000
     Accrued liabilities                      6,692,000   7,167,000
     Customer deposits                          473,000     502,000
                                             ----------  ----------
          Total current liabilities          10,814,000  11,948,000
                                             ----------  ----------
NONCURRENT LIABILITIES
     Deferred income taxes                    4,537,000   4,671,000
     Capital lease obligations and other        327,000     153,000
                                             ----------  ----------
          Total noncurrent liabilities        4,864,000   4,824,000
                                             ----------  ----------
COMMITMENTS

SHAREHOLDERS' EQUITY
     Preferred stock, $ .01 par value:
        1,000,000 shares authorized, none
         outstanding
     Common stock; $ .01 par value:
         50,000,000 shares authorized;
         7,954,333 and 7,975,968 outstanding
         at December 31, 1994 and June 30,
         1995                                   8,000       8,000
Additional Paid in Capital                 59,437,000  59,524,000
Unrealized losses on Marketable Securities  (314,000)    (64,000)
Cumulative translation adjustment           (341,000)   (229,000)
Retained earnings                         19,769,000   22,715,000
                                          ----------  -----------
Total shareholders' equity               78,559,000    81,954,000
                                         ----------   -----------
Total liabilities and shareholders'
equity                                  $94,237,000   $98,726,000
                                         ==========  ============

                    The accompanying notes are an integral part of
                     these consolidated statements.

                       CIRCON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended         Six Months Ended
                                                June 30                    June 30,
                                     (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                          1994        1995          1994        1995
                                     ----------- -----------    -----------  -----------
NET SALES                            $21,930,000 $25,936,000    $42,763,000  $48,410,000

   COST OF SALES                      10,335,000  11,889,000     20,239,000   22,526,000
                                     ----------- -----------     ----------  -----------
GROSS PROFIT                          11,595,000  14,047,000      22,524,000  25,884,000

OPERATING EXPENSES:
  Research and development             1,998,000   1,935,000       3,993,000   3,762,000
  Selling, general and
  administrative                       8,445,000   9,574,000      16,246,000  18,103,000
                                      ----------  -----------     ----------  ----------
    Total operating expenses          10,443,000  11,509,000      20,239,000  21,865,000
                                      ----------  -----------     ----------  ----------
INCOME FROM OPERATIONS                 1,152,000   2,538,000       2,285,000   4,019,000

   Interest income, net                  167,000     250,000         251,000     519,000
   Other income (expense), net           (9,000)    (74,000)         (12,000)   (180,000)
                                      ----------  -----------     ----------  -----------
INCOME BEFORE PROVISION FOR INCOME
   TAXES                              1,310,000    2,714,000       2,524,000   4,358,000

   Provision for income taxes           421,000      882,000         846,000   1,412,000
                                      ----------  -----------     ----------  ----------

NET INCOME                             $889,000   $1,832,000      $1,678,000  $2,946,000
                                      =========   ==========      ==========  ==========

Net Earnings Per Share                    $0.11       $0.22            0.21       $0.35

Weighted average number of shares
  outstanding                          8,066,477    8,496,437       8,170,162   8,465,538


                             The accompanying notes are an integral part of
                                   these consolidated statements.

                             CIRCON CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Six Months Ended
                                                       June 30,
                                               (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                 1994        1995
                                                -----------  -----------

  Net income                                    $ 1,678,000  $ 2,946,000
                                                -----------  -----------
    Adjustments to reconcile net
      income to cash provided from (used in)
      operating activities:



     Depreciation and amortization                1,081,000     917,000

     Deferred income taxes                              -       134,000

     Change in assets and liabilities:
       Accounts receivable, net                   (331,000)    (1,326,000)
       Inventories                                (348,000)    (3,055,000)
       Prepaid and other assets                   (429,000)      (194,000)
       Other assets                                 55,000         17,000
       Accounts payable                            838,000        630,000
       Accrued liabilities                         139,000        475,000
       Customer deposits                            81,000         29,000
       Other long term liabilities                (255,000)      (174,000)
                                                 ----------   ------------
    Total adjustments                              831,000     (2,547,000)
                                                 ----------   ------------
Net cash provided from operating activities      2,509,000        399,000
                                                 ---------    ------------

                             CIRCON CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Six Months Ended
                                                      June 30,
                                             (Unaudited)    (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES               1994           1995
                                              ----------    -----------
     Investments in marketable securi          1,516,000        879,000
     Purchases of plant and equipment         (3,998,000)    (1,724,000)
     Cumulative translation adjustmen             18,000        112,000
                                              ----------    ------------
     Net cash used in investing activities    (2,464,000)      (733,000)
                                              ----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock issued under stock
       option plans                             141,000          87,000
     Common stock repurchased                  (654,000)             -
     Tax benefit from exercise of
       stock options                            108,000              -
                                             ----------     ------------
     Net cash provided from financing
       activities                              (405,000)         87,000
                                             ----------     -------------
     Net decrease in cash and cash
       investments                             (360,000)       (247,000)

  Cash and cash investments, beginning
     of period                                  495,000         346,000
                                             ----------    -------------
  Cash and cash investments, end of
     period                                    $135,000         $99,000
                                             ==========    =============
SUPPLEMENTAL DISCLOSURES

    Cash paid for interest                      $30,000         $19,000
                                             ==========    =============
     Cash paid for income taxes                $636,000        $457,000
                                             ==========    =============

                    The accompanying notes are an integral part of
                            these consolidated statements.

                              CIRCON CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995


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

      The information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results expected for any other period or for the entire year.

(1)   Inventories

      Inventories include costs of materials, labor and manufacturing overhead.
Inventories are priced at the lower of cost (first-in, first-out) or market and are summarized as follows:

                                                                (Unaudited)
                                               December 31,      June 30,
                                                   1994            1995

      Raw materials                            $ 3,010,000      $ 3,392,000
      Work in process                            8,325,000        9,993,000
      Finished goods                             5,136,000        6,141,000
                                               -----------      -----------
                                               $16,471,000      $19,526,000
                                               ===========      ===========
(2)   Marketable Securities

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

      The Company classifies their investments as held-to-maturity and available
-for-sale and does not hold any trading securities. Held-to-maturity securities are recorded at cost. Adjustments to market value for available-for-sale maturities are recorded as a separate component in the shareholders' equity section of the consolidated balance sheets.

      The following summarizes the Company's marketable securities at December
31, 1994 and June 30, 1995:

                                                          Unaudited
                                                           June 30,
                                           1994              1995
                                         ----------       -----------
         Held-to-maturity:

         Municipal obligations          $15,035,000       $15,636,000
         U.S. government securities       1,356,000         1,074,000
         Other                              896,000             -

         Available-for-sale:

         Preferred stock in utility
           companies                      3,123,000         3,071,000  (A)
                                        -----------       -----------
                                        $20,410,000       $19,781,000
                                        ===========       ===========

(A) The initial cost of these securities was $3,167,000. The unrealized losses, net of tax benefit, of $64,000 at June 30, 1995 have been reflected in shareholders' equity.

     Income on the above marketable securities was $469,000 and $580,000 in 1994 and 1995, respectively, and is included in interest income (expense) in the accompanying consolidated statements of operations.

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

(4)  Aquisition of Cabot Medical Corporation

     On April 25, 1995, Circon Corporation and Cabot Medical Corporation announced the signing of a definitive agreement to merge in a stock-for-stock transaction.

     Under the terms of the agreement by the boards of both companies, Cabot shareholders would receive 0.415 shares of Circon common stock in exchange for each Cabot share held. This will result in approximately 4.7 million new shares of Circon common stock being issued to Cabot shareholders.

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



ITEM 2.    Management's Discussion and Analysis of Operations and Financial
           Condition

      RESULTS OF OPERATIONS

                   Three Months Ended June 30, 1995
             Compared to Three Months Ended June 30, 1994

      Sales

      Circon experienced record sales of $25.9 million. The $4.0 million or 18% sales increase over second quarter 1994 resulted from growth in both the Domestic and International sector.

      Sales by the U.S. direct sales force were up 18% to $20.0 million due to the excellent reception afforded Circon's new Vaportrode electrode and rotating resectoscope system by urologists since their February 1995 introduction.
International sales of $4.4 million were up 25% compared to second quarter 1994 due to improving economic trends in most countries coupled with the strong dealer interest in Circon's new products.Industrial and OEM sales were $1.5 million, 14% increase over the comparable 1994 quarter and are not an area of emphasis.

      Price increases were negligible between the 1995 and 1994 second quarters, therefore, the majority of the 18% sales increase related to volume.

      Gross Profit

      Second quarter 1995 gross profit was $14.0 million compared to $11.6 million for the same 1994 period.  As a percent of sales, gross profit was 54.2%
, up from the 52.9% of the second quarter 1994. Pricing has stabilized and manufacturing efficiencies are being achieved as a result of higher production volumes.

      Operating Expenses

      Total operating expenses of $11.5 million for the second quarter 1995 are up 10% over the comparable 1994 period, however, this percentage increase is well below the 18% increase in sales. Total expenses as a percentage of sales are down to 44.4% from 47.6% in the second quarter 1994. R&D expenditures totaled $1.9 million for second quarter 1995, essentially flat with the same
1994 quarter. R&D expenditures have been maintained at a constant level so as a percentage of sales have dropped to 7.5% for the current quarter, compared to 9.1% for second quarter 1994.

      Selling, general and administrative expenses of $9.6 million for second quarter 1995 are up 13% compared to $8.4 million for 1994, but are up less than the percentage sales growth for the period. Increased sales commissions, and marketing expenses associated with new product introductions are the major contributors to the expense increase.

      Income from Operations

      Operating income was up 120% to $2.5 million for the second quarter due to increased sales and the gross profit and operating expense trends discussed above.

      Interest Income, Other Expenses

      Interest income and other expenses totaled $176K in the second quarter
1995 compared to $158K in the same 1994 period. Interest income was $256,000 for the second quarter 1995 compared to $190,000 for the comparable 1994 period, due to higher interest rates.

      Income Taxes

      Income taxes for the second quarter 1995 were $882,000 compared to $421,000 for 1994 simply reflecting the higher income before taxes.

      Net Income

      As a result of items discussed above, second quarter 1995 net income increased to $1.8 million from $0.9 million in second quarter 1994. Earnings per share was $0.22 compared to $0.11 in 1994.


                    Six Months Ended June 30, 1995
              Compared to Six Months Ended June 30, 1994

      Sales

      Sales of $48.4 million for the first half of 1995 compare favorably to $42.8 million for the same 1994 period.

      Sales by the U.S. sales force are up 11.9% compared to 1994, reflecting the improved U.S. healthcare environment and acceptance of the new Vaportrode electrode and rotating resectoscope system.

      International sales are up 25.3% for first half 1995 compared to 1994 primarily due to our outstanding new products and increased market penetration.

      Price increases between first half 1995 and first half 1994 have been negligible, so that all growth reflects high unit volume.

      Gross Profit

      Gross profit was $25.9 million for the first six months of 1995, up 15% compared to $22.5 million for 1994. In addition, gross profit as a percent of sales also improved, reaching 53.5% compared to 52.7% for 1994. Higher production volumes have resulted in manufacturing efficiencies, thereby increasing gross profit percentage.

      Operating Expenses

      Operating expenses totaled $21.9 million, representing an increase in dollar value, but well below percentage sales growth. Total expenses as a percentage of sales are down to 45.2% from 47.3% for first half 1994.

    R&D expenditure were roughly level dollars, $3.8 million compared to $4.0 million for 1994, but have declined from 9.3% of sales in 1994 to 7.8% for first half 1995.

      Sales and marketing expenses are up 12% for the first half 1995, but have decreased as a percentage of sales for the same period. Commissions have increased due to higher sales levels and marketing expenses associated with new product introductions are up, both contributing to the expense increase.

      Operating Income

      Operating income for the first half grew 76% to $4.0 million due to the sales increase and expense trends discussed above.

      Interest income totaled $519,000 for the first half 1995 compared to $251,000 for 1994.


                    Liquidity and Capital Resources

      In September 1994, the company extended its $15.0 million revolving bank credit line. The agreement matures in May 1996 and includes annual renewals after that time.

      As of June 30, 1995, the Company had cash and marketable securities totaling $19.9 million.

      Non-cash charges for depreciation and amortization aggregated $917,000 for the first half 1995 and $1.7 million was used to purchase plant and equipment
(net of retirements).

      On April 24, 1995, Circon entered into an agreement to merge with Cabot
Medical Corporation in a stock for stock transaction to be accounted for as a pooling of interests. As a result of this merger, Circon must be prepared to cover the potential retirement of Cabot's $67 million convertible subordinated notes. Accordingly, a new revolving bank credit line for $75 million has been arranged. This new credit line will replace the $15.0 million credit line discussed above. The agreement for the $75 million credit line has not yet been finalized but will be completed before the end of August 1995.

      The company believes that cash flow from operations, existing cash and marketable securities and available cash from bank credit facilities are adequate to fund the company's existing operations for the foreseeable future.



     PART II.  OTHER INFORMAT

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders was held on June 1, 1995. The following table shows voting information for each item voted upon:



  Proposal                                   Voting Tabulation
                            -------------------------------------------------
  Election of Directors
  Nominee                      For      Withhold/Against      Broker Non-Vote
  -------                    -------   ---------------        --------------
  Rudolph R. Schulte        6,388,012      33,967                1,548,724

                               For        Against    Abstain  Broker Non-Vote
  Stock Option Plan           3,471,522   1,052,524    55,430      3,391,227

  Approval of 1995
  Stock Option Plan           3,601,447   1,044,282   130,800      3,194,174

  Amendment of Certificate
  of Incorporation            4,013,744   1,518,734    54,255      2,383,970

  Recommendation to
  Declare a Dividend          1,142,925   3,309,830    76,594      3,441,354

  Ratification of Selection
  of Accountants              6,398,588      10,606    12,785      1,548,724



        The total number of shares of Circon Corporation Common Stock outstanding as of April 4, 1995, the record date for the Annual Meeting, was 7,970,703.


                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CIRCON CORPORATION
                                                 Registrant



August 11, 1995
Date                                         RICHARD A. AUHLL
                                             President
                                             Chief Executive Officer





August 11, 1995
Date                                         R. BRUCE THOMPSON
                                             Executive Vice President
                                             Chief Financial Officer

