Form 10-Q
period 1995-09-30
CIRCON CORP
filed 1995-11-14
CIK 719727

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED  September 30, 1995            COMMISSION FILE NO.  0-12025



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

                              Yes  X            No


Number of Common Shares Outstanding at September 30, 1995:      12,335,561









              PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 1994 AND SEPTEMBER 30, 1995

                                       ASSETS


                                               (Unaudited)     (Unaudited)
                                              December 31,    September 30,
                                                  1994            1995

CURRENT ASSETS:
   Cash and temporary cash investment        $    2,883,000   $   3,902,000
   Marketable securities                          21,033,000      19,871,000
   Accounts receivable, net of allowance of
     $1,499,000 in 1994, and $1,837,000 in 1995   26,769,000      27,731,000
   Inventories                                    29,933,000      33,904,000
   Prepaid expenses and other assets               3,603,000       2,517,000
   Deferred tax asset - current                    5,946,000       6,462,000
                                                ------------      ----------
          Total current assets                    90,167,000      94,387,000


PROPERTY, PLANT, AND EQUIPMENT,
     at cost, net of accumulated depreciation
     and amortization                             52,194,000      49,181,000

OTHER ASSETS:
     Other, at cost, net of accumulated
     amortization                                 41,549,000      38,074,000
                                                 -----------     -----------
          Total assets                           183,910,000   $ 181,642,000
                                                 ===========     ===========





               The accompanying notes are an integral part of these consolidated statements.





              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 1994 AND SEPTEMBER 30, 1995

              LIABILITIES AND SHAREHOLDERS' EQUITY



                                               (Unaudited)     (Unaudited)
                                              December 31,    September 30,
                                                  1994            1995

CURRENT LIABILITIES:
     Accounts payable                            4,309,000       7,410,000
     Accrued liabilities                        11,816,000      13,069,000
     Accrued interest                            1,665,000         503,000
     Short term borrowings                         349,000           -
     Current portion of long term debt             726,000         605,000
     Customer deposits                             473,000         502,000
                                                ----------      ----------
          Total current liabilities             19,338,000      22,089,000

NONCURRENT LIABILITIES
     Long term debt                             72,237,000      71,430,000
     Deferred income taxes                       4,537,000       4,625,000
     Capital lease obligations and other           684,000         472,000
                                                ----------      ----------
          Total noncurrent liabilities          77,458,000      76,527,000



SHAREHOLDERS' EQUITY
     Preferred stock, $ .01 par value:
           1,000,000 shares authorized, none
          outstanding
     Common stock; $ .01 par value:
          50,000,000 shares authorized;
         12,250,127 and 12,335,561 outstanding
         at December 31, 1994 and September
         30, 1995                                   12,000          12,000
     Net receivable from officer                  (272,000)           -
     Cumulative translation adjustment            (341,000)        254,000
     Retained deficit                           (1,836,000)     (8,201,000)
                                                -----------     -----------
     Total shareholders' equity                 87,114,000      83,026,000

     Total liabilities and shareholders'
          equity                            $  183,910,000  $  181,642,000
                                               ===========     ===========

               The accompanying notes are an integral part of these consolidated statements.




                                        CIRCON CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended                           Nine Months Ended
                                              September 30,                                September 30,
                                               (Unaudited)     (Unaudited)                 (Unaudited)(Unaudited)
                                                  1994            1995                     1994       1995
NET SALES                                 $     39,676,000 $    42,113,000             $   115,621,000  121,867,000
     COST OF SALES                              17,691,000      18,635,000                  50,108,000   55,387,000
     Non-Recurring business integration exp.        -            4,212,000                       -        4,212,000
                                                ----------      ----------                  ----------  -----------
GROSS PROFIT                                    21,985,000      19,266,000                  65,513,000   62,268,000

OPERATING EXPENSES:
     Research and development                    3,105,000       2,867,000                   9,434,000    8,433,000
     Selling, general and administrative        15,174,000      15,556,000                  46,502,000   48,856,000
     Non-Recurring business integration exp.        -            4,221,000                      -         4,221,000
     Reversal of Cabot restructuring charge         -                 -                         -          (188,000)
                                                ----------      ----------                  ----------   ----------
    Total operating expenses                    18,279,000      22,644,000                  55,936,000   61,322,000

INCOME ( LOSS) FROM OPERATIONS                   3,706,000      (3,378,000)                  9,577,000      946,000

     Non-Recurring transaction costs                -           (4,936,000)                     -        (4,936,000)
     Interest expense, net                      (1,260,000)     (1,245,000)                 (3,818,000)  (3,424,000)
     Other income (expense), net                   (28,000)         54,000                     (11,000)      47,000
                                                ----------      ----------                  ----------   ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
     TAXES                                       2,418,000      (9,505,000)                  5,748,000   (7,367,000)

     Provision (benefit) for income taxes          725,000      (2,131,000)                  1,377,000     (959,000)


NET INCOME (LOSS)                         $      1,693,000   $  (7,374,000)             $    4,371,000  $(6,408,000)
                                                 =========      ===========                  =========   ===========

Net Earnings Per Share                    $           0.14  $        (0.56)             $         0.35  $     (0.49)
Weighted average number of shares outstanding   12,494,356      13,197,510                  12,630,075   13,034,095


                           The accompanying notes are an integral part of
                                  these consolidated statements.







              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Nine Months Ended
                                              September 30,
                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES              1994            1995


  Net income (loss)                              4,371,000      (6,408,000)

    Adjustments to reconcile net
      income to cash provided from (used in)
      operating activities:



     Depreciation and amortization               3,899,000       9,079,000

     Deferred income taxes                          73,000          88,000

     Change in assets and liabilities:
       Accounts receivable, net                   (382,000)       (962,000)
       Inventories                              (1,078,000)     (3,971,000)
       Prepaid and other assets                   (843,000)      1,086,000
       Other assets                                714,000         857,000
       Accounts payable                          1,063,000       3,101,000
       Accrued liabilities                         306,000       1,253,000
       Customer deposits                            81,000          29,000
       Accrued Interest                         (1,256,000)     (1,162,000)
       Other long term liabilities                (255,000)       (212,000)
                                               ------------     -----------
    Total adjustments                            2,322,000       9,186,000

     Net cash provided from operating activiti   6,693,000       2,778,000






              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended
                                                     September 30,
                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES              1994            1995

     Investments in marketable securiti            175,000       1,444,000
     Purchases of plant and equipment           (8,452,000)     (3,921,000)
     Short term borrowing                          (25,000)       (470,000)
     Long term borrowing                          (217,000)       (807,000)
     Cumulative translation adjustment              56,000         595,000
                                              -------------    -------------
     Net cash used in investing activities      (8,463,000)     (3,159,000)

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock issued under stock option pl     743,000       1,128,000
     Common stock repurchased                     (654,000)          -
     Retirement of treasury stock               (1,827,000)          -
     Net receivable from officer                  (272,000)        272,000
     Tax benefit from exercise of stock option     408,000           -
                                               ------------     -----------
     Net cash provided from (used in) financin  (1,602,000)      1,400,000
                                               ------------     -----------
     Net increase (decrease) in cash and cash   (3,372,000)      1,019,000

  Cash and cash investments, beginning
     of period                                   4,760,000       2,883,000
                                                 ---------       ---------
  Cash and cash investments, end of period  $    1,388,000 $     3,902,000
                                                 =========       =========
SUPPLEMENTAL DISCLOSURES

     Cash paid for interest               $      5,277,000 $     5,283,000
                                                 =========       =========
     Cash paid for income taxes           $      1,082,000 $       948,000
                                                 =========       =========

               The accompanying notes are an integral part of these consolidated statements.





                          CIRCON CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995

General

      The accompanying condensed consolidated financial statements include the accounts of Circon Corporation (the Company) and its subsidiaries, Cabot Medical (a U.S. corporation), Circon GmbH (a German corporation), Circon Canada Inc. (a Canadian corporation) and Circon Export Corporation, which operates as a Foreign Sales corporation (FSC) under federal income tax laws. All significant intercompany transactions and accounts have been eliminated in consolidation.

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. It is suggested that these condensed consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's annual report for the year ended December 31, 1994, and Form S-4 filed in connection with the Cabot business combination.

      The information reflects all adjustments (consisting only of normal recurring adjustments and the restatement for the Cabot business combination) which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. The results for the interim periods are not necessarily indicative of the results expected for any other period or for the entire year.

Note 1   Cabot Business Combination

         On August 28, 1995, the Company issued 4,339,302 shares of its common stock for all the outstanding shares of Cabot Medical Corporation ("Cabot").

         The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position, and cash flows of Cabot.

         In connection with the merger, approximately $13.4 million (pre-tax) of merger costs and non-recurring combination expenses were incurred and have been charged to expense in the three months ended September 30, 1995. These costs include $8.4 million associated with the elimination of duplicative, excess, obsolete inventories and related production equipment, and reorganizing and cross training the sales force, and $4.9 million of fees and other expenses specifically associated with the merger process.
         Separate results of
the combined entities for the three months and nine months ended
September 30, 1994 and the six months ended June 30, 1995 are as follows:

                Three Months Ended   Nine Months Ended   Six Months Ended
                September 30, 1994   September 30, 1994    June 30, 1995
                     (000's)               (000's)            (000's)
Net Sales
  Circon             $ 22,469             $ 65,232          $ 48,410
  Cabot                17,207               50,389            31,344
                     ---------            --------          --------
                       39,676              115,621            79,754
                     =========            =========         =========
Net Income

  Circon            $   1,122             $  2,800          $  2,946
  Cabot                   672                1,872            (1,465)
  Adjustments            (101)                (301)             (730)
                     ---------            ---------         ---------
                        1,693                4,371               751
                     =========            =========         =========

The adjustments are required to retroactively conform Circon's accounting for demonstration equipment to Cabot's accounting policy.

Note 2   Earnings per share

         Earnings per common share and common equivalent share have been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased for the dilutive effect of shares issuable upon the exercise of warrants and stock options. Shares issuable upon conversion of the Company's 7.50% Convertible Subordinated Notes due
March 1, 1999 (note 4) are excluded from the per share computations as they are not common stock equivalents and are antidilutive.

Note 3   Inventory

         Inventories include costs of materials, labor and manufacturing overhead. Inventories are priced at the lower of cost (first-in, first-out) or market and are summarized as follows:
                                     (Unaudited)      (Unaudited)
                                     December 31,     September 30,
                                         1994             1995

         Raw materials                 $  9,068         $ 12,205
         Work in process                 10,180           12,992
         Finished goods                  10,685            8,707
                                       --------         --------
            Total                      $ 29,933         $ 33,904
                                       ========         ========
Note 4   Credit Facility

         In September 1994, the Company extended its $15.0 million revolving bank credit line. The agreement matures in May 1996 and includes annual renewals after that time.

         On August 28, 1995, Circon merged with Cabot Medical Corporation in a stock-for-stock transaction. As a result of this merger, Circon is preparing to refinance Cabot's $67 million convertible subordinated notes, assuming that 75 % of the current note holders will vote to "put" their notes back to Circon. The vote by note holders should be completed by the end of November 1995. Accordingly, a new revolving bank credit line for $75.0 million has been arranged.

         This new credit line will replace the $15.0 million credit line discussed above. The agreements for the $75.0 million credit line have been finalized and funding for the note, if necessary, should occur in late November or early December 1995.ITEM 2. Management's Discussion and Analysis of Operations and Financial Condition

     RESULTS OF OPERATIONS

General

     On August 28, 1995, Circon Corporation acquired Cabot Medical Corporation. This report presents Circon and Cabot for the entire quarter and for past periods as if they had always been merged, which is required under pooling of interest accounting rules.

     All Cabot Medical Common Shares have been converted into Circon Common Shares at a ratio of 0.415 shares of Circon for each share of Cabot.

     In the process of merging, Circon and Cabot incurred one-time business integration merger expenses totalling $13.4 million pre-tax and $9.8 million after tax which are reflected in the third quarter.

     A total of $8.4 million of one-time expenses associated with eliminating duplicative, excess, obsolete inventories and related production equipment, and reorganizing and cross training the sales force, are noted in the appropriate cost and expense categories as a business integration expense. The $4.9 million of fees and other expenses specifically associated with the merger process are noted as non-recurring transaction costs.

     The nine months include the above mentioned $13.4 million pre-tax and a $0.2 million reversal of previously expensed restructuring charges by Cabot Medical.

                     Three Months Ended September 30, 1995
               Compared to Three Months Ended September 30, 1994

     Sales

     Total sales for the third quarter of Circon including Cabot were up $2.4 million over the third quarter 1994 to $42.1 million, even though the entire sales organization was out of the field in training for more than two weeks. The ACMI and Video divisions sales were up 14%, led by a 43% increase in the international sector. Cabot's third quarter sales were down 5% from the comparable 1994 quarter, but continue to increase from the low of the first quarter 1995.

     Price increases were negligible between the 1995 and 1994 third quarters, therefore, all of the sales increase related to volume.

     Gross Profit

     In order to provide perspective as to Circon's operating performance, the following discussion of gross profit and operating expenses exclude one-time business integration/merger expenses and compares combined results for both 1994 and 1995.

     Gross profit totalled $23.5 million, up $1.5 million for the quarter. As a percent of sales, third quarter gross profit was a healthy 56%. Pricing has stabilized and manufacturing efficiencies are being achieved as a result of higher production volumes.

     Operating Expenses

     Combined operating expenses for the third quarter were up only $0.1 million over last year while sales increased $2.4 million.

     Total expenses as a percentage of sales are down to 43.7% in the third quarter 1995 from 46.0% for the comparable 1994 period. R&D expenditures totalled $2.9 million for the third quarter 1995, down 8% from the same 1994 quarter, yet remain a healthy 7% of sales.

     Selling, general and administrative expenses of $15.6 million for the third quarter 1995 are up 3.0% compared to $15.2 million for 1994, but are up less than the percentage sales growth for the period. Increased sales commissions and marketing expenses associated with new products are the major contributors to the expense increase.

     Income from Operations

     Combined operating income was up 36% to $5.1 million for the third quarter 1995. Operating income for the ACMI and Video operations was up 141% for the quarter, continuing the strong operating performance seen throughout 1995.

     Interest Income and Expense

     Net interest expense for the third quarter 1995 totalled $1.2 million, down slightly from the $1.3 million for the comparable 1994 period due to increased interest income offsetting some of Cabot's interest expense.

     Net Income

     As a result of items discussed above, third quarter 1995 net income, excluding one-time charges, totalled $2.5 million or $0.19 per share compared to $1.7 million or $0.14 per share for the 1994 period.


                     Nine Months Ended September 30, 1995
               Compared to Nine Months Ended September 30, 1994
     Sales

     Sales of $121.9 million for the nine months of 1995 compare favorably to $115.6 million for the same 1994 period.

     Combined international sales are up over 30% in both the third quarter and nine months of 1995, primarily due to our outstanding new products and increased market penetration.

     All growth in the nine months of 1995 compared to 1994 has come from increased volume as price increases between the period have been negligible.

     Gross Profit

     In order to provide perspective as to Circon's operating performance, the following discussion of gross profit and operating expenses exclude one-time business integration/merger and restructuring expenses and compares combined results for both 1994 and 1995.


     Gross profit for nine months was $66.5 million, up $1.0 million from the comparable 1994 period. The higher production volumes resulting in manufacturing efficiencies and increasing gross profit percentages in the ACMI and Video divisions have been offset by profit erosion in Cabot. Gross profit percentage for the nine months of 1995 is 54.6%.

    Operating Expenses

     Operating expenses totalled $57.3 million, up only $1.4 million or 2.4% over the 1994 period. Total expenses as a percentage of sales are down to 47.0% for the nine months of 1995 from 48.4% for the comparable 1994 period.

     R&D expenditures totalled $8.4 million for the nine months 1995, down from the $9.4 million of the comparable 1994 period, but still a healthy 7.0% of sales.

     Selling, general and administrative expenses for nine months 1995 were up $2.4 million or 5.1% to $48.9 million. Commissions have increased due to higher sales levels, and marketing expenses associated with new product introductions are up, both contributing to the expense increase.

     Operating Income

     Operating income for 1995 totalled $9.2 million, down 4.0% from the comparable nine month 1994 period. The strong operating performance of the ACMI and Video divisions continued, increasing 103% for nine months 1995 compared to 1994. Cabot's operating income has been improving since the first quarter of 1995 and reached $2.1 million for the nine months compared to $6.1 million for the 1994 period.

     Interest Income and Expense

     Net interest expense for the nine months 1995 totalled $3.4 million, down 10% from the 1994 period, due to increased interest income offsetting Cabot's interest expense.

     Net Income

     As a result of the items discussed above, net income for the nine months 1995 totalled $3.4 million or $0.26 per share compared to $4.4 million or $0.35 per share for the 1994 period.

     LIQUIDITY AND CAPITAL RESOURCES

     In September 1994, the company extended its $15.0 million revolving bank credit line. The agreement matures in May 1996 and includes annual renewals after that time.

     On August 28, 1995, Circon merged with Cabot Medical Corporation in a stock-for-stock transaction. As a result of this merger, Circon is preparing to refinance Cabot's $67 million convertible subordinated notes, assuming that 75% of the current note holders will vote to "put" their notes back to Circon. The vote by note holders should be completed by the end of November 1995. Accordingly, a new revolving bank credit line for $75.0 million has been arranged.

     This new credit line will replace the $15.0 million credit line discussed above. The agreements for the $75.0 million credit line have been finalized and funding for the note, if necessary, should occur in late November or early December 1995.

     As of September 30, 1995, the company had cash and marketable securities totalling $23.8 million. The company believes that cash flow from operations, existing cash and marketable securities and available cash from bank credit facilities are adequate to fund the company's existing operations for the foreseeable future. Non-cash charges for depreciation and amortization aggregated $9.1 million for the nine months 1995 and $3.9 million was used to purchase plant and equipment (net of retirements).


                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CIRCON CORPORATION
                                                 Registrant



November 13, 1995
Date                                         RICHARD A. AUHLL
                                             President
                                             Chief Executive Officer





November 13,1995
Date                                         R. BRUCE THOMPSON
                                             Executive Vice President
                                             Chief Financial Officer