Form 10-K
period 1995-12-31
CIRCON CORP
filed 1996-04-01
CIK 719727

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995

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

                       YES   X   NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $131,791,931 at March 13, 1996, when the closing sale price of such stock, as reported in the NASDAQ National Market System, was $12.375.

     The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of March 13, 1996, was 12,571,833 shares.

               DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy Statement dated May 31, 1996 for Part III.


                             PART I


ITEM 1.   BUSINESS

    On August 28, 1995 Circon Corporation completed a merger with Cabot Medical Corporation, creating the largest publicly-traded minimally invasive surgery company in the fields of urology and gynecology.

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

    Cabot designs, manufactures and markets medical devices, ureteral stents, urological diagnostic equipment, related products and systems principally for use in general surgery and gynecological diagnosis and surgery.

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

    o lowers the risk of infection; and

    o minimizes scarring.

    Cost Advantages

    The medical advantages of endoscopy can produce important cost savings, particularly because endoscopy can reduce or eliminate postoperative hospitalization and, in procedures such as arthroscopy, rehabilitative therapy costs. For example, the removal of the gall bladder by conventional open surgery can require a period of approximately one week of postoperative hospitalization followed by four to six weeks for full recuperation. By comparison, laparoscopic cholecystectomy (removal of the gall bladder through a puncture in the navel using an endoscope) can reduce to one night or completely eliminate postoperative hospitalization. As a result, the overall cost of this procedure may be substantially reduced. For these reasons, government reimbursement programs, as well as private insurers and prepaid health plans, have generally encouraged the use of the endoscopy over traditional open surgery.

    Medical Applications

    The use of Circon's endoscope systems and accessories is increasing in a growing number of medical specialties including urology, gynecology, laparoscopy, thoracoscopy, plastic surgery, athroscopy, gastroenterology and cardiology. In urology, the Company's endoscope and video systems are used principally for diagnosis and surgery, while ureteral stents are used for post-operative care in the urethra, prostate, bladder, ureter and kidney. In gynecology, the Company's colposcope, cryosurgical and electrosurgical systems are used to diagnose and treat problems on the cervix and uterus; tubal ligation system for long-term contraception; curettage systems are used to perform D&C procedures; and the Company's USA Resectoscope System is used to treat fibroid tumors and other uterine conditions, and for procedures that provide an alternative to hysterectomies. In laparoscopy, Circon's endoscope and video systems are being used to remove the gall bladder as well as to perform other procedures in the abdominal cavity; the Company's irrigation/aspiration systems are used to introduce sterile fluid to clean a surgical site and then remove the fluid, surgical debris, smoke, etc.; and the specialty disposables are used for rapid cauterization, cutting of tissue in a cost effective manner. In thoracoscopy, Circon's video hydro thoracoscope and Kaiser thoracoscopy instrument are inserted through small incisions between the ribs and are used to perform biopsies and other thoracic surgeries. In plastic surgery, Circon's endoscope and video systems are being used in new plastic surgery techniques resulting in reduced trauma to the patient and allowing for faster recovery.
In arthroscopy, Circon's video systems are used to televise surgery on the knee and other joints. In gastroenterology, the Company's endoscopic electrosurgery probes are used to cauterize ulcers and to perform biopsies and other diagnostic procedures and the Company has disposable specialty products for enteral feeding. In cardiology, Circon's mechanical endoscope subsystems are used with ultrasound equipment to make high images of the heart from inside the body.

Product Overview

    The Company manufactures a core product group which comprises the optical-video chain:

    o Rigid and Flexible Medical Endoscope Systems

    o Medical Video Systems

    o Electrosurgery Systems

    In addition, the Company manufactures cost-effective diagnostic products and disposable products for specific applications:

    o Ureteral Stents

    o Urinary Diagnostic Products

    o Gynecological Diagnostic Products

    o Cryosurgery Products

    o Tubal Ligation Products

    o Vacuum Curettage Products

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

    Circon offers customers the complete set of components which constitute the optical-video chain. In addition, the Company now provides the full range of products and accessories that a particular doctor, such as a urologist or gynecologist, might require to treat a patient, from the initial diagnosis through surgery. The Company believes that many customers prefer to purchase a complete system from a single source to simplify the purchasing decision and to allow the customer to look to a single company for servicing responsibility. Selling a complete system enables Circon to control overall quality at each link in the system and not be dependent for performance on components outside its control. Additional advantages of a broad product line include greater efficiency in distribution and more flexibility in competitive pricing.

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

    Medical Video Systems

    Circon designs, assembles and markets miniature color video systems for medical applications in endoscopy. The camera, a high intensity light source and optics, which are produced by Circon, typically account for 50% to 95% of the complete video system's retail price. Circon purchases and modifies video monitors, printers and video cassette recorders for resale as part of these color video systems. Color video systems range in price from approximately $10,000 to $30,000.

    The most important features of video cameras for medical applications are minimum size and weight, simplicity of operation, reliability, light sensitivity, image quality and immersibility. Circon believes that its cameras meet or exceed the quality of competitive cameras in each of these specifications. All of Circon's cameras use CCD sensors and are waterproof, which permits them to be immersed in disinfecting solution together with other surgical instruments. Circon manufactures camera models in both the NTSC (used in the United States and Japan) and PAL (used in much of Europe) electronic formats so that they are compatible with standard video accessories worldwide. In late 1992, Circon introduced the MicroDigital I medical video camera, the first single chip CCD sensor camera with all digital signal processing of video images. In late 1993, Circon introduced the easy to use MicroDigital II camera. This camera provides the unmatched digital video images in a simple to operate format. In early 1994, Circon began shipping the second generation Digital RGB Video Camera, the MicroDigital IV and in mid 1994, the MicroDigital III, a three chip camera, was introduced. In 1995, the MicroDigital -Office Camera was introduced for office-based diagnostic procedures. The MicroDigital family of cameras' enhanced color and resolution greatly assists surgeons in properly diagnosing and performing surgery by optimizing their view of all anatomical structures and procedural instrumentation making it the ideal camera for minimally invasive surgical applications.

    Electrosurgery Systems

    Circon manufactures probes, electrodes and generators for use in procedures that utilize electrosurgery. Circon's monopolar electrosurgery equipment is used primarily in urological and gynecological procedures. Monopolar equipment passes electrical current from the electrode through the body to an external grounding pad and is very efficient for resection (cutting) and ablation (deep tissue cauterization).

    Circon also manufactures bipolar equipment used to control bleeding in the gastrointestinal tract. Unlike monopolar equipment, the Company's BICAP system passes electrical current only through a localized area around the probe tip. The isolation of the electrical current to the area of bleeding reduces collateral tissue damage. Circon manufactures BICAP probes for treatment of gastric ulcers and bleeding, esophageal tumors and hemorrhoids as well as other bi-polar instruments for cutting and coagulating tissue in urological, gynecological and pulmonary procedures.

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

    The demand for ways of correcting medical problems associated with the urinary tract and the prostate has increased as the average age of the U.S. population has increased. In addition, the Company believes that the introduction of vaporizing electrodes, lasers and other new endoscopic urological instruments with features not found in older products coupled with the growing familiarity of urologists and the general public with these innovative endoscopic techniques are factors contributing to the growth of the urology market.

    Circon's USA Series Resectoscope System, is a rigid cystoscope system incorporating features and materials designed specifically for transurethral resection procedures used to treat enlarged prostate glands and to remove bladder tumors and strictures in the urinary system. The distinct features of the Circon USA system include a teflon-coated sheath design that reduces trauma to the patient's urethra and snap-in/snap-out locking components which simplify the assembly and disassembly of the system in the clinical setting. The ergonomic design of the USA Series Resectoscope also reduces physician fatigue during the approximately hour-long procedure. All components are solid stainless steel for improved durability rather than traditional chrome-plated brass. Circon's continuous flow laser cystoscope system expands the USA Series product line and allows lasers to be utilized along with the other USA Series products. Circon's USA Elite System of resectoscopes and accessories include the new M3 Telescope. This system combines the outstanding features of the USA System and the longest resectoscope currently available with the superior M3 optics. The price of a basic USA Elite Resectoscope System, including accessories, is approximately $8,000.

    Most recently, Circon revolutionized the treatment of BPH with the introduction of the VaporTrode Vaporization Electrodes and the Rotating Continuous Flow Resectoscope. The VaporTrode electrodes provide an outcome similar to TURP but with less bleeding, fewer complications and a shorter hospital stay.

    Circon also manufactures and markets the ACN flexible cystoscope. Its primary advantages over the rigid cystoscope are patient comfort and 180 degree deflection capability, which allows the physician to examine the entire bladder using a single scope. Such examinations of the bladder require a minimum of three lenses when a rigid cystoscope is used. Greater patient comfort usually leads to better patient compliance for follow-up visits. The flexible cystoscope is priced at approximately $7,200, while the price of a rigid cystoscope is about $3,400 per lens.

    Circon's AUR-8 flexible ureteroscope is part of a family of instruments which allow the urologist access to the entire urinary system.
It was one of the first endoscopes providing access to the kidney via the body orifice with reduced trauma to the patient because of its relatively small diameter. The AUR-7 flexible ureteroscope slated for delivery in mid-1996 has a smaller outside diameter than the AUR-8, lessening the need for dilation and thereby further reducing patient trauma and shortening operative time while providing a large working channel to achieve diagnostic and therapeutic procedures. This product substantially reduces the need to perform kidney surgery through an incision in the patient's back. The price of this product is approximately $12,000.

    The Micro-6 semi-rigid ureteroscope allows the surgeon to operate on the lower one-third of the ureter, which is where most kidney stone problems occur. The MR Series instruments allow the urologist to access the ureter without prior dilation, thus reducing operative time and patient trauma. Circon added the MR-9 semi-rigid ureteroscope with 5.4 and 2.1 French working channels for operating convenience, and the MR-PC, the smallest 2 channel pediatric cystoscope available. These products utilize flexible fiber optic imaging inside a long thin tube which resembles a large-diameter hypodermic needle. Circon's MR Series ureteroscopes have a dual channel feature. This allows the physician to utilize the endoscope as both a source of irrigation and as a means of access for surgical tools. The MR Series is essentially a rigid endoscope and is therefore easier to use than the more sophisticated flexible ureteroscopes. The Company sells these products for approximately $7,000.

    Some of the most significant developments in urology in recent years have been in endourology, which has developed as an alternative to traditional open surgery for removal of kidney and ureter stones. Ureteroscopes and ESWL (extracorporeal shockwave lithotripsy) equipment are utilized, either separately or in conjunction with each other, to break up stones in the kidney and ureter. However, ESWL equipment is significantly more expensive than the Company's ureteroscopes and intra-corporeal electro-hydraulic lithotripstor and is not effective in certain circumstances, particularly when the stone is in the ureter rather than the kidney. Ureteroscopes, when used in conjunction with ESWL treatments, expedite the removal of stones from the kidney and ureter. The ureteroscope is used to further reduce the size of the stone fragments following the ESWL treatment and then to remove those stone fragments that are too large to pass comfortably through the urinary tract. Alternately, the ureteroscope may be used to perform the entire stone removal task if ESWL is not affordable or otherwise available.

    The merger with Cabot provides an array of complementary disposable ureteral stents, urological diagnostic equipment and related products for use in urological procedures.

    Surgitek Ureteral stents are used in urological surgical procedures to maintain dilation of the ureters and thereby aid fluid drainage from the kidneys. While usually inserted through cystoscopes, they may also be inserted intra-operatively. Indwelling ureteral stents are useful in helping to reduce complications and morbidity following urological surgical procedures. Ureteral stents are frequently used to aid drainage following an endoscopic or lithotripsy procedure and may also be used to help provide internal support of an anastomosis and prevent leakage of urine after surgery. The ureteral stent products are sold primarily to hospitals.

    The ureteral stent product line includes 16 types of disposable stents which are sold under the brand names Double J , Single J , Uro-Pass , Multi-Flo , Tractfinder , Magnetip , Uro-Guide , Magnetriever , Silitek , Surgitray , Lubri-Flex , Nephro-Stent , and Multi-Flex .

    Specialty guidewires are used in conjunction with the stent product line to ease access to the ureter and position a ureteral stent. The Lumina guidewire products feature radiopaque markings which allow for visualization and measurement of the ureter prior to stent placement, while Fastrac wires have a proprietary hydrophilic coating for easy and smooth introduction in difficult anatomy.

    Cabot's Surlock Stone Retriever line consists of over 42 configurations of disposable helical and flatwire stone baskets and pronged graspers to remove renal, ureteral and bladder stones. These products are introduced through a cystoscope or urethroscope and may be used in conjunction with electric shock wave lithotripsy treatment (ESWL). The Surlock line features a unique ergonomic locking handle design to aid in the retrieval of stones once they are captured.

    Cabot's urological diagnostic products include urodynamic monitors and related ancillary equipment and disposables used for functional testing of the bladder, urethra and sphincter. By measuring urine flow and concentration and muscle activity, urodynamic monitors provide data to aid the diagnosis of a variety of urological disorders. Endoscope attachments allow measurement to occur virtually anywhere within the urine collection system through the use of a procedure that may be performed in a physician's office. Cabot's products offer a wide variety of diagnostic testing functions, including carbon dioxide, water cystometry and uroflowmetry. Cabot's Ultra monitor contains software for measuring, processing, recording and storing all test data required for a complete urodynamic evaluation, including data on flows and pressure. Cabot's Stand-Alone CMG unit provides the capability of the dual-channel cystometry necessary to diagnose incontinence and prescribe collagen treatments. Cabot's urological diagnostic products are sold under the Endotek brand name primarily to physicians' offices and hospitals.

    Gynecology. Circon currently develops, manufactures and markets medical devices and systems for use in gynecological procedures. The products include tubal ligation systems, endoscopy systems, cryosurgical and electrosurgical systems, colposcopic equipment, curettage systems, hemorrhoid treatments systems and uterine resectoscope systems as well as disposable products used in conjunction with these systems.

    Colposcopes are optical diagnostic instruments used in gynecology to examine the cervix at high magnification to detect abnormal tissues which could lead to cervical cancer or other lesions. A range of instruments are offered which provide various magnification levels and documentation capabilities (35mm photography, Polaroid photography, videocolposcopy, etc.).

    The cryosurgical system is marketed principally to gynecology offices and clinics. The primary application is to precisely destroy defined areas of benign or pre-malignant lesions of the cervix. However, other medical specialties also use cryosurgery for dermatology, proctology, ophthalmic and other procedures.

    A cryosurgical system consists of a gas cylinder (usually nitrous oxide or carbon dioxide), a gun assembly, and special tips configured for the intended application. During cryosurgery, the tip is cooled by rapidly expanding gas to temperatures low enough to freeze abnormal tissues and destroy the lesion. Cryosurgery offers the advantage of less pain, faster healing, less scarring and faster and more cost-efficient treatment over conventional surgery procedures.

    The LLETZ (large loop excision of the transformation zone) system is a quick, simple, economical electrosurgical treatment for cervical intraepithelial neoplasia which proceeds cervical cancer. The LLETZ electrosurgical procedure offers several advantages over other procedures including preservation of tissue for histopathological examination.

    The patented tubal ligation system, consisting of an applicator and the Falope-Ring Band, is used by the surgeon in conjunction with an endoscope system to locate the fallopian tubes and attach the bands for permanent female contraception. The Falope-Ring Band is a small silastic ring which, once properly attached to the fallopian tubes, occludes the tubes, preventing migration of the ovum to the uterus, thereby blocking fertilization and pregnancy.

    The Ultroid hemorrhoidal treatment system provides a painless nonsurgical approach to effective hemorrhoid treatment. The system consists of a generator, monopolar probe, grounding pad and anoscope. This low-voltage device works biochemically at the feeding vasculature of the hemorrhoid's base. It works without cauterization or burning thereby causing no visible scarring or ulceration.

    The Company's curettage system consists of a precision vacuum pump and associated controls along with disposable plastic tubing and cannula. It is used by gynecologists in hospitals and clinics to perform dilation and curettage and dilation and evacuation procedures.

    Hysteroscopes and Other Office Products

    Circon markets uterine resectoscopes to gynecologists for endometrial ablation and resection procedures. Endometrial ablation, the cauterization of the lining of the uterus, is a relatively new procedure offering an alternative to a substantial number of hysterectomy patients. Approximately 600,000 hysterectomies are performed annually in the United States. Endometrial ablations could be performed in approximately 30% of these cases on an outpatient basis, which generally takes less than one hour to perform and requires only a few days recovery time rather than several weeks as with a hysterectomy. Circon products used in endometrial ablation include a specialized electrosurgical working element, a uterine resectoscope, a color video camera with a high intensity light source. Circon's uterine video resectoscope system sells for approximately $30,000. Circon manufactures and markets other specially designed endoscopes called hysterscopes, in particular Micro-H hysterscopes, and accessories used in diagnostic and other gynecological procedures for both the hospital and the office environment.

    General Surgery/Laparoscopy. Circon offers a complete line of medical instrumentation specifically designed to allow the general surgeon to remove the gall bladder endoscopically using a procedure called video laparoscopic cholecystectomy. The surgeon performs the procedure through four small punctures in the abdomen through which specially-designed surgical instruments are inserted. This technique eliminates the need for a six to eight inch incision in the abdominal muscle which is required in traditional open surgery. While a conventional cholecystectomy generally requires a week of hospitalization and four to six weeks for full recovery, the laparoscopic procedure generally requires only one night of hospitalization and about a week for full recovery.

    Gall bladder removal is one of a growing number of traditional open surgical procedures which lend themselves to minimally invasive techniques. Other procedures include appendectomies, bowel resection, hernia repair and vagotomies. The laparoscopic instrumentation currently used for these procedures is the same as or similar to that used for gall bladder removal.

    Equipment offered by Circon for use in laparoscopic procedures include laparoscopes, video systems, insufflators for inflating the abdominal cavity during surgery, electrosurgery systems and an array of specialized disposable and reusable surgical instruments such as grasping forceps and dissecting scissors. A complete video laparoscopic instrumentation system for an operating room sells for approximately $40,000.

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

    The Company also manufactures surgical hand instruments and disposable products which, when used in conjunction with the laparoscopy system, cut and manipulate tissue, coagulate blood vessels and remove tissue during a procedure. Circon's Snap-In Snap-Out line of reposable laparoscopic instruments has multiple use disposable tips and reusable handles. These instruments are easily disassembled for cleaning and sterilizing, and the tips and handles can be interchanged to suit surgeon preference. Since the tips can be replaced instead of repaired when needed, the cost per use is lower.

    Cabot's irrigation/aspiration systems consist of a series of pneumatically powered pumps which are coupled to a complete family of Corson or Surgiflex disposable suction/irrigation probes. These systems allow the surgeon to aspirate fluid, smoke, hard and soft tissue and irrigate with a variable, uninterrupted flow for rapid cleaning and removal of surgical debris, improving visualization of the surgical site during laparoscopic procedures.

    The Company also markets a line of cost-effective specialty disposable products. The patented Seitzinger Tripolar Cutting Forceps eliminates the need for the more expensive stapling/cutting devices and provides for improved safety, efficiency and cost effectiveness in more advanced laparoscopic procedures. Other products include the Pleatman Sac Tissue Removal System for easy containment and removal of tissue in endoscopic procedures and the Soft-Wand Atraumatic Balloon Retractor for improved safety and control during endoscopic retraction.

    Emerging Markets

    Thoracoscopy. Circon sees an increasing opportunity for using minimally invasive surgical techniques to perform surgery in the thoracic cavity. Circon's video hydro thoracoscope system with a push button lens cleaning design and line of sight irrigation capability are particularly advantageous in thoracic surgery due to the vascular structures typically involved. This unique and innovative product now provides consistent fog-free viewing by means of a proprietary distal lens warming feature. Circon recently began distributing a unique line of specialized manual instruments for thoracoscopy to compliment the existing video thoracoscopy system.

    Plastic Surgery. In September 1994, Circon entered into a strategic alliance to provide endoscope and video systems as well as direct sales for Wells Endoscopy, a leader in plastic surgery instrumentation. Plastic surgery techniques are being developed utilizing endoscopic video systems which reduce trauma to the patient and allow for faster recovery.

    Other Markets

    Arthroscopy. Arthroscopy is joint surgery utilizing an endoscope called an arthroscope. This technique revolutionized knee surgery. Small scissors and other instruments are used to perform the arthroscopy through tiny incisions while the surgeon views the inside of the joint on the video monitor. Arthroscopy is usually performed in about one hour on an outpatient basis. Circon's complete optical-video system sells for approximately $16,000. Circon has been providing video camera systems for arthroscopy since 1974. Most of Circon's cameras sold for arthroscopic applications are used in arthroscope systems of other manufacturers.

    Gastroenterology. Circon's products for gastroenterology (GI) include video systems and bipolar and monopolar electrosurgery generators and probes. The Company's monopolar electrosurgery equipment is used with gastroscopes to take biopsies and remove polyps in the gastrointestinal tract. Circon's BICAP bipolar electrosurgery devices are used to control bleeding in both the upper and lower gastrointestinal tract, to cauterize ulcers and to treat hemorrhoids and esophageal tumors. The Company's BICAP hemostatic probe is designed to be used through a gastroscope. A complete BICAP electrosurgery system sells for approximately $10,000.

    The Company also markets a full line of disposable products for enteral feeding of the GI patient. The Surgitek One-Step button is a proprietary product which allows for the placement of a low-profile button device at initial gastrostomy, thereby avoiding the cost and inconvenience of a second procedure. The Surgitek Button and Surgi-PEG devices provide a choice of treatment and tube options for pediatric and geriatric patients.

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

    Non-Medical Markets

    Circon manufactures and distributes borescopes, video systems, specialty glass and other products for non-medical applications. Sales for these applications were about 2% of total sales in 1993, and about 1% of total sales in 1994 and 1995.

Sales and Marketing

    Circon sells its endoscopy/urological products, video systems and primary care products to hospitals, surgi-centers, clinics and physicians' offices throughout the United States. These products are sold by a direct sales organization with 187 employee representatives, including 152 direct sales personnel, 19 region managers, 4 area managers, 4 national contract managers, 4 video specialists and 4 nurses.

    The domestic sales and marketing activities are supervised and supported by an in-house sales and marketing group, including telemarketing, of approximately 65 individuals.

    In international markets, Circon employs approximately 25 individuals and sells through 70 local dealers. The international organization includes 4 direct sales representatives in Canada, and Circon's German subsidiary, Circon GmbH, which has another 14 employees including sales, service and support personnel. International sales are denominated in U.S. dollars except sales made by Circon GmbH which are denominated in German Marks. Circon bears the risk of currency exchange loss from German dealers although no material losses have occurred in the past.

    The Company's key decision maker for most purchases is either the physician utilizing the equipment or the materials manager. The Company tends to reach these individuals through a combination of direct selling, national and regional group contracts, training seminars, telemarketing, advertising, direct mail and trade shows. Circon participated in approximately 350 exhibitions, workshops and conventions worldwide during 1995 in which the Company demonstrated endoscopes, urological stents, video camera products and primary care urodynamic products.

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

    During the late third quarter of 1995, Circon merged its Circon ACMI and Circon Cabot sales forces and held a two-week training program to cross train all domestic and international direct selling representatives on the total operating room product offering of Circon Corporation. The Company has been promoting the merger by direct advertising, direct mailing at trade shows and journal advertising announcing the benefits of dealing with the newly merged Circon sales force.

    The Company maintains a specialized sales force for Endotek Urodynamic products which utilizes approximately 30 independent representatives and sales organizations who direct substantial proportions of their time to selling the primary care, cryosurgery and electrosurgery products.

    The Company has established and maintained long-term relationships with faculty members of leading medical schools as well as with leading surgeons and endoscopists throughout the world. The Company's management, direct develop-ment and marketing personnel periodically meet with these faculty members, corporate advisors and practitioners at hospitals, clinics, company facilities, teaching seminars and trade shows. Intensive concentrations occur with regard to new or planned products within the specialist's particular area of interest. These relationships have provided information concerning practitioners' needs as well as valuable marketing contacts and goodwill. In addition, working with leading practitioners of medical skills in new product development is a source of product innovation. The majority of the Company's sales are to repeat customers.

    Circon typically ships hardware products within 30 days of receipt of a firm purchase order and disposable products within 48 hours of order. Accordingly, the Company does not believe that backlog is a reliable indicator of future sales for any fiscal period.

Research and Development

    The medical endoscope and video system businesses have been characterized by continuing engineering innovations. Circon believes that its ability to apply technical innovations quickly to products designed for specific medical applications has been and will continue to be important to its success.

    Expenditures for research and development were $12,794,000, $12,676,000 and $11,393,000 in 1993, 1994 and 1995 respectively.

    During 1994 and 1995, Circon concentrated its efforts on expansion of the endoscope product line for gynecology, office hysteroscopy and a new Rotating Continuous Flow resectoscope system for use with the new VaporTrode electrode for urology.

    Endovideo product development in 1995 resulted in improved digital processing, further enhancing video camera performance and increased reliability. The Endovideo product line was further enhanced with a state-of the-art Xenon light source.

    During the past two years the Company has continued to develop cost-effective procedure-based disposables such as the Tripolar Cutting Forceps, electrosurgical suction/irrigation pencil and the Niagara Thermal Retention System for warming of surgical irrigation fluids.

Manufacturing and Service

    Circon manufactures entire endoscope systems, using proprietary technologies and exacting quality assurance. Lens assemblies are manufactured from blocks of optical glass, some of which the Company manufactures from raw silica. Glass fibers are drawn using advanced "3G" or "glass on glass" processes. The Company has developed, refined and automated the technology required for grinding and polishing large quantities of lenses and prisms having dimensions and radius of curvatures less than one millimeter. These lenses and prisms are used in the manufacturing of high performance small diameter flexible endoscopes. A key component in lens manufacturing is the application of appropriate coatings to the surfaces of each lens, using state-of-the-art vapor deposition equipment.

    In addition, the Company manufactures endoscopic video systems, electro-surgical generators and electrodes required for electrosurgical procedures. Most components used in the manufacturing of video and electrosurgical devices are bought from outside suppliers to Circon specifications. Some components, including certain sensors and cables, are currently purchased from a single source. The loss of any single source of supply would have no more than a temporary effect on the Company's operations.

    The Company's manufacturing organization follows good manufacturing practices within the FDA's regulated guidelines. At the same time, quality assurance consistently strives for worldclass standards per ISO 9000 regulations.

Service and Repairs

    The Company provides a two-year warranty on endovideo systems sold in the United States. Most endovideo system repairs are performed by the Company in Santa Barbara, California within 24 hours of receipt. For repairs requiring more than 24 hours, loaner systems are provided to the customer.

    European repairs are handled through Circon's GmbH repair facility located in Tauffkerchen near Munchen, Germany. All endoscope repairs are performed in Stamford, Connecticut and Norwalk, Ohio. For rigid out-of-warranty endoscopes, the Company offers a repair exchange instrument typically in less than 48 hours for a fee well below the cost of a new instrument.

Patents and Trademarks

    While the Company holds numerous patents covering certain aspects of its endoscope, video, electrosurgical, tubal ligation system, silicone stent and accessing technology, it does not believe that its business is materially dependent on its patents or licenses. The Company believes that its engineering, customer support, product quality, trademarks, proprietary knowledge and experience are far more significant factors in the medical instrumentation market.

    The Company has several trademarks, including "Circon", "ACMI", "BICAP", "Berkley", "Surgitek" and "Cryomedics."

Government Regulation and Reimbursement Programs

    The medical devices manufactured and marketed by the Company are subject to regulation by the FDA as well as state and foreign regulatory agencies. Depending on the classification of medical device, different levels of regulation apply, ranging from extensive premarket testing and approval procedures for Class III devices, such as implantable devices, to substantially lower levels of regulation for Class II devices, such as endoscopes, and Class I devices, such as video cameras. Currently, most of the Company's products are Class I or II. Some of the Company's new products require premarket notifica-tion to the FDA under an expedited procedure known as 510(K) that is available only for products which are substantially equivalent to a device which was on the market prior to May 28, 1976. If the FDA rejects the Company's claim that there was such a substantially equivalent product, FDA premarket approval involves a procedure requiring extensive clinical testing, additional cost and substantial delay in the introduction of the product to market.

    FDA and state regulations also require adherence to certain "good manufacturing practices" ("GMP") which mandate detailed quality assurance and record-keeping procedures, and the Company is subject to unscheduled periodic regulatory inspections. The Company believes that it is in substantial compliance with GMP regulations.

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

Competition

    The Circon-Cabot merger creates the premier minimally invasive surgery company in the fields of urology and gynecology. Circon is the leader in urology and gynecology hardware products such as endoscopes and video systems. Cabot, on the otherhand, adds leadership in disposable products such as urological stents, laparoscopic suction-irrigation devices, and a wide variety of gynecology products.

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

    The gynecology market is a rapidly growing area in which Circon has substantial presence. With the addition of Cabot's line of specialty office and disposable products to Circon's hysteroscopy products, the Company is well positioned with respect to its competition and provides a complete array of products.

    The emerging endoscope markets are highly fragmented and market shares are indeterminate. The principal competitive factors are product features, price and service. The Company believes that it competes favorably with respect to each of these factors.

    An additional competitive factor is breadth of product line. Circon now offers a complete range of diagnostic, therapeutic and post-operative products for the urology, laparoscopy and gynecology markets. Companies with broad product lines have certain selling advantages. The Company believes that many customers prefer to purchase a complete video-endoscope system from a single source to simplify the purchasing decision and to look to a single company for servicing responsibility. Selling a complete system enables the Company to control quality at each link in the optical-video chain and not be dependent for system performance on components outside its control. Additional advantages of a broader product line are greater efficiency in distribution and more flexibility in responding to competitors' price cuts offered on a single component of the system.

    The markets in which the Company's products compete are characterized by continuing technical innovation and competition. In order to continue to be competitive, the Company is engaged in continuing efforts to improve its products and to develop additional products. There is no assurance that competition will not further intensify, either from existing competitors or from new entrants into the markets, or that some future medical breakthrough or technological development will not confer a competitive advantage on another company.

    Some surgical procedures which utilize the Company's products could potentially be replaced or reduced in importance by alternative medical pro-cedures or new drugs. The Company's Resectoscope Systems are used to perform transurethral resection of the prostate ("TURP") to treat benign prostatic hyperplasia ("BPH"), a condition in older men where the enlarged prostate gland restricts urination. One alternative procedure using a balloon dilator to compress the prostate has been on the market approximately five years and has reportedly shown some efficacy, at least in delaying the need for TURP. Longer-term effects of this balloon dilator procedure are still uncertain. Other alternative procedures and certain drugs now undergoing testing and evaluation may alleviate BPH or its symptoms or delay the need for TURP. Since 1992, Merck & Co., Inc. has been marketing a product that, according to clinical testing reported by the pharmaceutical company, causes the prostate gland to stop growing in most cases, to shrink in some cases, and to restore urine flow to near-normal rates in some cases. Abbott Laboratories, Inc. and Pfizer, Inc. also have drugs which are FDA approved for treatment of hypertension and for treatment of BPH. High percentages of patients using these drugs are reported to be showing some levels of symptomatic improvement. Alternative procedures under evaluation include implantation of a stent (metal coil) in the prostate to provide mechanical relief from pressure on the urethra, and hyperthermia to shrink the prostate using microwave probes inserted rectally or urethrally. Another procedure under evaluation uses a laser probe inserted in the urethra to treat the prostate. Circon is the exclusive urology distributor of the UltraLine Lateral Beam ND:YAG Laser Fiber for use in the urogenital tract. Circon also began marketing as new type of electrode, the VaporTrode for performing the TURP.

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

Employees

    As of December 31, 1995, the Company had 1,236 full-time employees, of whom 667 were engaged in manufacturing, 148 in research and development, 313 in sales and marketing and 108 in administration. Approximately 358 employees are covered by collective bargaining agreements. The Company's collective bargaining agreements covering union workers expire in March 1998 and January 1999. The Company has not experienced any strikes or other work stoppages in recent years.

Executive Officers of the Registrant

                                                       FIRST YEAR
                                                         ELECTED
    NAME                POSITION WITH COMPANY     AGE     OFFICE
- - ----------------        ---------------------    -----   --------
Richard A. Auhll        President and Chief       54       1969
                        Executive Officer

Winton L. Berci         Vice President,           40       1989
                        Marketing and Sales

Frank D. D'Amelio       Vice President, Chief     37       1989
                        Manufacturing Officer

Daniel J. Meaney, Jr.   Secretary and General     59       1988
                        Counsel

R. Bruce Thompson       Executive Vice President  52       1982
                        Chief Financial Officer

David P. Zielinski      Vice President, General   53       1994
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

    Daniel Meaney has been Secretary and General Counsel since 1988. Prior to joining the Company, Mr. Meaney engaged in the practice of law for 24 years, including private practice as outside patent counsel for Circon. Mr. Meaney resumed his private practice in September, 1995 when he retired as Vice President of Circon. He continues to provide outside patent counsel for Circon. Prior to his position with Circon, Mr. Meaney served as Secretary and General Counsel for Applied Magnetics Corporation. Mr. Meaney has a Bachelor of Electrical Engineering degree from the Institute of Technology, University of Minnesota, and a Juris Doctorate from William Mitchell College of Law, St. Paul, Minnesota.

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

ITEM 2.    PROPERTIES

    Circon currently owns or leases a total of 487,000 square feet of office and manufacturing space in six locations.

    The Company is headquartered in Santa Barbara, California. There, the Company owns a 76,000 square foot facility used for administration and manufacturing. The Company currently leases 5,000 square feet of the building to tenants.

    The Company owns 29 acres of land and 52,000 square feet of manufacturing space in Norwalk, Ohio. The Company also leases and occupies 14,000 square feet of manufacturing space in Norwalk.

    The Company leases and occupies 98,000 square feet of office and manufacturing space in a 150,000 square foot building in Stamford, Connecticut through March, 2004. The Company has a ten year lease with an option to extend for an additional five years covering the entire 150,000 square foot facility. In 1995, the Company negotiated to sublease 52,000 square feet of this facility.

    The Company owns two buildings situated on 23 acres in Racine, Wisconsin, which is approximately 25 miles from Milwaukee: (1) a 73,000 square foot building used as a manufacturing and warehousing facility; and (2) a 36,000 square foot building used as an engineering and administrative facility.

    The Company owns a 41,000 square foot facility in Langhorne, Pennsylvania, used as an administrative, manufacturing, engineering and warehousing facility. The Building is located within a developed industrial park approximately 30 miles northeast of central Philadelphia.

    The Company owns an additional 41,000 square foot facility in Langhorne previously used as a manufacturing facility. This property has been leased and the manufacturing operation has been relocated to the Langhorne and Racine facilities. In 1995, the Company sold a 2.67 acre vacant lot adjacent to the leased facility in Langhorne.

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

                                                         High       Low
  1994:                                                -------    ------

    First Quarter  . . . . . . . . . . . . . . . . .     14-1/4     11-1/2
    Second Quarter . . . . . . . . . . . . . . . . .     13-3/8     9
    Third Quarter. . . . . . . . . . . . . . . . . .     13-1/4     8-1/2
    Fourth Quarter . . . . . . . . . . . . . . . . .     13-3/8     10-3/4

  1995:

    First Quarter. . . . . . . . . . . . . . . . . .       19-1/2   11-3/4
    Second Quarter . . . . . . . . . . . . . . . . .       23-1/4   16
    Third Quarter. . . . . . . . . . . . . . . . . .       21       17
    Fourth Quarter . . . . . . . . . . . . . . . .         23-1/2   18

  As of December 31, 1995, the Company had approximately 1,237 share-holders of record. No dividends have been paid by Circon and it is not anticipated that any will be paid in the foreseeable future.



ITEM 6.

                       SUMMARY FINANCIAL INFORMATION
                   (in thousands, except per share data)


Circon Corporation and Subsidiaries



                                                                 December 31,
                             ---------------------------------------------------
                             1991         1992     1993(A)   1994    1995 (A)
Income Statement Data:      -----        ------   ------    ------   ------

Net Sales                  109,587       138,481  156,861   157,041  160,447

Gross Profi                 57,786        73,294   80,972    88,569   83,640
Operating Income (Loss)     10,566         8,238  (1,454)    13,753    3,820
Net Income (Loss)            6,240         4,386  (6,212)     6,509   (5,393)
Net Income (Loss) per Share   0.57          0.35   (0.50)      0.51   ( 0.41)
Fully Diluted Net Income (Loss)
  per Share                   0.56          0.35   (0.50)      0.51    (0.41)

Weighted Average
  Shares Outstanding        11,041        12,525   12,418    12,738    13,237
Fully Diluted Weighted
  Average Shares
    Outstanding             11,127        12,525   12,418    12,739    13,332


                                              December 31,
                            ----------------------------------------
                             1991      1992     1993    1994    1995
Balance Sheet Data:         ------   ------    -----   ------  -----

Working Capital             66,352   77,34 6   70,857   70,811  55,365
Total Assets               109,169  183,648   177,301  184,129 181,399
Total Debt                  13,892   74,209    74,184   73,483  72,292
Total Shareholders' Equity  82,225   89,941    81,768   86,965  87,172


No cash dividends have been paid during the periods presented.

(A)                         See Note 4




ITEM 7.    Management's Discussion and Analysis of Operations and Financial
           Condition


Results of Operations

    Overview

    In 1993 and 1994 Circon's and Cabot's businesses were adversely impacted by the hesitation in hospital purchases caused by the proposed Clinton healthcare reforms. The reform proposals were defeated in late 1994 and Circon rebounded with improving sales growth. Subsequently there has been an increased focus on cost effectiveness as the market returned to normality.

    The favorable trend continued for Circon through the first six months of 1995 with sales growing 13% and operating income increasing 76% over the 1994 period.

    Cabot struggled throughout the first six months of 1995. Domestic sales suffered as they began integrating their urology and endoscopy sales forces. Profitability declined as they shifted production and closed a facility. However, by the third quarter 1995, Cabot's sales began to rebound and profitability improved.

    On August 28, 1995 Circon Corporation acquired Cabot Medical
Corporation. In this discussion "Combined" presents Circon and Cabot for the full current year and all prior periods as if they had always been merged which is required under the pooling of interests accounting rules. However, to clarify operating trends, the two companies will be discussed separately and indicated by the terms "Circon" and "Cabot."

    The merger with Cabot now positions the Combined Circon to take advantage of the changes within the healthcare market. Circon and Cabot have been selling different products to the same doctors doing the same procedures.
The company has now gained the critical mass and broader product line-up needed to better serve the larger hospitals and buying groups. Combined Circon gains market share in urology, and increased stature in gynecology and general surgery due to Cabot's strength in these markets. The doubling of the U.S. sales force substantially reduces travel time and increases productive selling time for each sales representative which enables them to better service their customers. The elimination of duplicative marketing programs, administrative functions and manufacturing overhead should result in higher profit margins in the medium term.

         Comparison of the Year Ended December 31, 1995
              to the Year Ended December 31, 1994

    Sales

    Combined sales for 1995 totalled $160.4 million, up 2% over 1994.
The 23% increase in Combined international sales was offset by a 1% decrease in combined U.S. sales. Management targeted improving sales growth in international markets as a major 1995 objective. A new Circon distribution agreement in Japan, coupled with excellent worldwide reception given the Company's new urology and gynecology products, resulted in excellent international sales growth throughout 1995.

    Circon's total sales were up over 14% during the first nine months in 1 995 due in part to the excellent reception of Circon's new VaporTrode Vaporizing Electrode and Continuous Flow Rotating Resectoscope system.

    Pricing pressures on Cabot's disposable products coupled with the disruption caused by Cabot's integration of its endoscopy and urology sales forces during the first part of 1995, caused Cabot's sales decline of 4% during the first nine months.

    In the fourth quarter Combined international sales were up 10%, however, the Combined U.S. sales force sales were down 10% as a result of the reorganization of the entire U.S. sales force due to the merger of Circon and Cabot. During the fourth quarter every U.S. sales representative had to penetrate a new geographical-customer base and simultaneously learn entirely new products representing about 50% of their total sales.

    Gross Profit

    The 1995 Combined gross profit percentage was 54.8% of sales compared to 56.4% for 1994. The second half of 1995 gross profit percentage improved to 55.5% from 53.9% in the first half.

    Circon's gross profit was up 18% during the first nine months in 1995 and totalled 54.3% of sales due to increased sales of VaporTrode and related products which carry higher profit margins.

    Cabot's gross profit was down 14% during the first nine months of 1995 and totalled 54.9% of sales due to lower prices on Cabot disposable products as well as shifts in sales mix.

    In the fourth quarter, the Combined gross profit improved to 55.4% of sales up from 54.9% for the comparable 1994 period.

    There was a special charge in the third quarter of 1995 of $4.2 million in cost of sales to write off inventories of duplicative products and excess manufacturing equipment as a result of the merger.

    Operating Expenses

    Combined selling and administrative expenses increased $2.1 million to $64.2 million for the full year 1995, but were down $0.7 million in the respective fourth quarters.

    The 14% increase in Circon sales caused higher commission expense and promotional expenses associated with the introduction of the VaporTrode Vaporizing Electrode and the Continuous Flow Rotating
Resectoscope resulted in higher sales and marketing expenses during the first nine months of 1995.

    Cabot's sales and marketing expenses increased due to additional expenses related to integrating and training their endoscopy and urology sales forces during the first part of 1995.

    Post merger Combined selling and administrative expenses declined $0.5 million in the fourth quarter as some of the duplicative expenses between the two companies were eliminated.

    Combined 1995 research and development expenses dropped $1.3 million to $11.4 million, yet were 7.1% of combined sales. The majority of the R&D expense decrease was due to the elimination of redundant positions when Cabot's R&D functions were consolidated into the Langhorne, Pennsylvania, facility in early 1995.

    Fourth quarter 1995 Combined operating expenses were $18.7 million, down $0.7 million or 3% from the fourth quarter 1994.

    A special business integration charge of $4.2 million associated with merging the two companies was part of operating expenses in the third quarter. These merger expenses related to reorganizing, cross training and providing the requisite demonstration equipment for the U.S. sales force.

    Combined operating expenses for 1995, excluding the business integration expense, increased $783,000 or 1% over the comparable 1994 period, but were 47% of sales compared to 48% of sales for the 1994 period.

    Interest and Other Income (Expense)

    Interest income totalled $1.3 million in 1995 compared to $0.9 million in 1994. The increase resulted from higher rates of return on investments. Interest expense totalled $5.9 million in 1995 compared to $6.0 million in 1994. Other expense increased in 1995 primarily due to higher franchise taxes.

    The special charges of $4.9 million reflect fees and other one time expenses specifically associated with the Cabot merger and are classified as nonrecurring transaction costs.

    Income

    Circon's income before taxes increased substantially during the first half of 1995; up 42% in the first quarter and up 107% in the second quarter, as a result of sales growth and margin improvements.

    As noted above, most of Circon's gains were offset by Cabot's transitional problems during the first half 1995.

     Excluding these one-time charges, Combined 1995 income before taxes totalled $7.4 million, down $1.1 million from 1994, due to lower gross profit and slightly higher operating expenses discussed above. The $6.0 million Combined net loss before provision for income taxes in 1995 resulted from the special business integration and non-recurring transaction costs associated with the Cabot merger of $13.4 million.

    Combined net income from operations was $4.4 million, excluding special charges of $13.4 million pretax and $9.8 million after taxes. A 1995 net loss of $5.4 million was the result of the factors discussed above partially offset by an income tax benefit of $574,000.

         Comparison of the Year Ended December 31, 1994
               to the Year Ended December 31, 1993

    Sales increases by Circon's U.S. sales force and industrial and government sectors were partially offset by a decrease in international sales. Cabot's sales were down 2% on a shift in sales mix as a result of a de-emphasis on capital equipment which typically has higher sales prices per unit and greater emphasis on specialty disposable and reuseable instrument products which have lower unit sales prices. Cabot's international sales were also down due to recessionary pressures in European and Latin American markets. Combined sales of $157.0 million for 1994 were level compared to 1993 sales of $156.9 million.

    Gross Profit

    Combined gross profit increased 9.4% to $88.6 million in 1994 compared to $81.0 million for 1993. Combined gross profit percentage increased to 56.4% of sales compared to 55.8% in 1993. Circon's gross profit totalled $46.3
million, up 6% from 1993.   Cabot's gross profit percentage was up
substantially due to the shift in sales mix toward more profitable specialty disposables and reusable instrument products and away from less profitable capital equipment. A $6.5 million restructuring charge was included in the combined 1993 results.

    Operating Expense

    Combined selling and administrative expenses totalled $62.1 million for 1994, down $2.7 million or 4% from the prior year. Extensive efforts to reduce sales, marketing and administrative expenses were undertaken by both Circon and Cabot in 1994. Cabot's sales and marketing expenses decreased $1.6 million due to lower sales commission expenses as a result of lower absolute sales coupled with the change in commission rates associated with the shift in the mix of products sold. Cabot's administrative expenses were lower as a result of a human resource rationalization program and reduced public reporting expenses.

    Combined research and development expenses were carefully controlled during 1994, and were down slightly from the 1993 level. R&D expenses remained at 8.1% of sales, unchanged from the prior period.

    In 1993, Cabot had a special charge of $4.6 million relating to organizational downsizing, facilities rationalization and write-off of demonstration inventory related to products no longer being marketed.

    Combined operating expenses totalled $74.8 million in 1994, down $2.7 million or 3.5% from 1993 excluding the special charge discussed above.

    Operating Income

    Combined operating income totalled $13.8 million in 1994, up substantially over 1993. The gross profit improvement and operating expense reductions, discussed above, were the major factors. Circon's 1994 operating income jumped
 129% over 1993.

    Interest and Other Income (Expense)

    Interest income totalled $0.9 million for 1994, up slightly over 1993 due to higher interest income from Cabot.

    Interest expense totalled $6.0 million for 1994, a $0.2 million increase over 1993 primarily the result of higher realized and unrealized losses on securities in 1994.

    Other income (expense) switched from net income in 1993 to net expense in 1994. Higher franchise taxes were the causal factor.

    Total interest and other expenses increased from $4.9 million in 1993 to $5.3 million in 1994.

    Income Before Taxes

    Income before provision for income taxes of $8.5 million in 1994 represents a $3.5 million or 70% improvement over 1993, excluding the
$11.4 million special charge in 1993. The high gross profit margins coupled with lower operating costs were the principal cause of the improvement.

    Income Taxes

    The 1994 provision for income taxes of $1.9 million reflects a higher effective tax rate for Circon due to the inability to obtain tax benefits from f oreign losses, less tax exempt income, the absence of a one-time adjustment for SFAS109 utilized in 1993, compared to the 1993 provision which reflects Cabot's losses without tax benefit.

    Net Income

    Net income of $6.5 million in 1994 represented a significant improvement from the $6.2 million loss reported for 1993. The elimination of the $11.4 in special charges in 1993, coupled with the operating improvements discussed above, were primary factors in the improvement.

                 Liquidity and Capital Resources

    The Company's financial position remains strong with working capital of $55.4 million. $14.9 million of the working capital (cash) has been allocated for refinancing Cabot's convertible notes (see below). Circon's current ratio is 2.6:1. Cash, temporary cash investments and marketable securities are $24.1 million.

    On December 31, 1995, Circon had $75.0 million of an unused, secured revolving credit line with a syndicate of banks. Interest on this credit line is indexed to either LIBOR or the banks' base rate at Circon's option. Circon also has a letter of credit totalling $5.3 million underlying $7.0 million of tax exempt Cabot industrial development authority bonds. The letter of credit has a renewable five year term and carries an annual fee of 1% of the outstanding bond principal facility.

    Circon repurchased at par 99.94% of the $67.0 million of Cabot's 7.5% convertible notes pursuant to a vote of bondholders taken on November 20, 1995. Approximately $50.5 million of Circon's $75.0 million credit facility was used to repurchase the Cabot notes in January 1996.

    Combined non-cash charges for depreciation and amortization aggregated $35.5 million over the three year period 1993 through 1995, and $31.0 million was used to purchase plant and equipment (net of retirements). (See Consolidated Statement of Cash Flow and related notes hereto.)

    The Company believes that cash flow from operations, existing cash, marketable securities and cash available from bank credit arrangements are adequate to fund the Company's existing operations for the foreseeable future.



ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

Consolidated Financial Statements:

    Balance Sheets - December 31, 1994 and 1995

    Statements of Operations for the years ended December 31, 1993, 1994, and 1995

    Statements of Shareholders' Equity for the years ended December 31, 1993, 1994, and 1995

    Statements of Cash Flows for the years ended December 31, 1993,
    1994 and 1995

    Notes to Consolidated Financial Statements

(All other schedules are omitted because they are not applicable, not required or the information required to be set forth therein is included in the financial statements or in the notes thereto.)





          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Circon Corporation:

We have audited the consolidated balance sheets of Circon Corporation
(a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
 December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on theses financial statements based on our audits. We did not audit the financial statements of Cabot Medical Corporation prior to 1995, a company acquired during 1995 in a transaction accounted for as a pooling of interests, as discussed in Note 3. The Cabot Medical Corporation statements for 1994 and 1993 are included in the consolidated financial statements of Circon
Corporation and reflect total assets of 50% in 1994 and revenues of 43% and 44% for 1994 and 1993, respectively, of the related consolidated totals, after those statements reflect adjustments for the pooling of interests as set forth in Note 3. The financial statements of Cabot Medical Corporation for 1994 and 1993 prior to those adjustments were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for Cabot Medical Corporation, prior to those adjustments, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Circon Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 3, in connection with the Cabot Medical Corporation acquisition, Circon Corporation has given retroactive effect to the change in accounting for demonstration equipment and as explained in Note 10, effective January 1, 1993, the Company changed its method of accounting for income taxes.




                                    ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 6, 1996





              INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cabot Medical Corporation:

We have audited the accompanying consolidated balance sheet of Cabot Medical Corporation and subsidiaries as of October 29, 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended October 29, 1994 and October 31, 1993 (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above (not separately presented herein) present fairly, in all material respects, the financial position of Cabot Medical Corporation and subsidiaries as of October 29, 1994, and the results of their operations and their cash flows for the years ended October 29, 1994 and October 31, 1993, in conformity with generally accepted accounting principles.





                              KPMG Peat Marwick LLP
Princeton, New Jersey
December 2, 1994





                        CIRCON CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                            DECEMBER 31, 1994  AND  1995

                                            ASSETS

                      (In thousands, except for share amounts)

                                                   December 31,   December 31,
                                                       1994           1995
                                                   ------------   -----------
CURRENT ASSETS:
     Cash and temporary cash investments         $      2,475     $   17,586
     Marketable securities                             21,301          6,496
     Accounts receivable, net of allowance of
       $1,476 in 1994, and $1,807 in 1995              27,017         26,539
     Inventories                                       29,353         31,645
     Prepaid expenses and other assets                  3,141          2,627
     Deferred income taxes                              5,946          5,932
                                                    ------------   ----------
          Total current assets                         89,233         90,825


PROPERTY, PLANT, AND EQUIPMENT, NET                    52,201         53,750


DEFERRED INCOME TAXES                                     786             -
OTHER ASSETS                                           41,909         36,824
                                                    -----------    ----------
          Total assets                              $ 184,129      $  181,399
                                                    ===========    ==========

               The accompanying notes are an integral part of these consolidated balance sheets.





                        CIRCON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1994 AND 1995

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                     (In thousands, except for share amounts)


                                                 December 31,    December 31,
                                                     1994            1995
                                                 ------------    -----------
CURRENT LIABILITIES:
     Current maturities of long-term obligations  $     701       $   15,857
     Accounts payable                                 5,019            7,728
     Accrued liabilities                             12,229           10,796
     Customer deposits                                  473             1,079
                                                 -----------      -----------
          Total current liabilities                  18,422            35,460

NONCURRENT LIABILITIES:
     Long-term obligations                           72,782            56,435
     Deferred income taxes                            5,633             2,251
     Capital lease obligations and other                327                81
                                                 ----------       -----------
          Total noncurrent liabilities               78,742            58,767

COMMITMENTS AND CONTINGENCIES (Note15)

SHAREHOLDERS' EQUITY:
     Preferred stock: $ .01 par value
          1,000,000 shares authorized, none
          outstanding
     Common stock: $ .01 par value
          50,000,000 shares authorized;
          12,181,391 and 12,564,079 issued
          and outstanding in  1994 and
          1995,  respectively                          122                126
     Additional paid-in capital                     89,749             94,928
     Notes receivable from officers                   (272)               -
     Unrealized losses on Marketable Securities       (314)               -
     Minimum pension liability                           -               (143)
     Cumulative translation adjustment                (338)              (513)
     Accumulated Deficit                            (1,982)            (7,226)
                                                   ---------          --------
     Total shareholders' equity                     86,965             87,172

     Total liabilities and shareholders'
          equity                                 $ 184,129          $ 181,399
                                                  =========           ========

               The accompanying notes are an integral part of these consolidated balance sheets.



              CIRCON CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, 1995
            (In thousands, except per share amounts)


                                   1993            1994            1995
                                 -------         -------         -------
NET SALES                      $ 156,861       $ 157,041        $ 160,447

  Cost of sales                   69,368          68,472           72,595
  Special Charges (Note 4)         6,521             -              4,212
                                --------         -------          -------
GROSS PROFIT                      80,972          88,569           83,640


OPERATING EXPENSES:
  Research and development        12,794          12,676           11,393
  Selling, general and
   administrative                 64,765          62,140           64,206
  Special Charges (Note 4)         4,867             -              4,221
                               ---------         -------           ------
     Total operating expenses     82,426          74,816           79,820
                               ---------         -------           -------
INCOME (LOSS) FROM OPERATIONS     (1,454)         13,753            3,820

  Special Charges (Note 4)            -               -            (4,936)
  Interest income                    754             884            1,346
  Interest expense                (5,821)         (5,970)          (5,946)
  Other income (expense), net        132            (212)            (251)
                                --------         --------         --------
INCOME (LOSS) BEFORE  PROVISION
FOR INCOME TAXES                  (6,389)          8,455           (5,967)


 Provision (benefit) for income
  taxes                               27           1,946             (574)
                                ---------        --------          -------
Income (loss) before cumulative
 effect of accounting change      (6,416)          6,509           (5,393)

 Cumulative effect of
 accounting change                  204              -                 -       -
                                --------          -------          -------
NET INCOME (LOSS)             $  (6,212)        $  6,509        $  (5,393)


EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share
before cumulative effect of
accounting change             $   (.52)         $    .51        $    (.41)


    Cumulative effect of
       accounting change           .02                -                 -
                               -------            -------           ------
Earnings (Loss) Per Share     $  (.50)          $    .51        $    (.41)
                               =======            ========          =======



Weighted Average Number of
Shares of Common Stock and
Equivalents Outstanding         12,418             12,738           13,237
                              ========             =======          =======

                              The accompanying notes are an integral part of these consolidated statements.





                                 CIRCON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                               (In thousands, except share amounts)

                                                Notes       Unrealized                         Retained
                                     Additional Receivable  Losses on   Minimum    Cumulative  Earnings               Total
                     Shares  Common  Paid-in    From        Marketable  Pension    Translation (Accumulated  Treasury Shareholders'
                     Issued  Stock   Capital    Officers    Securities  Liability  Adjustment  Deficit)      Stock    Equity
                 ----------- ------ ---------  ----------   ----------  ---------  ----------  ------------  -------- ------------
Balance December
 31, 1992         10,960,055 $ 110  $ 69,256    $    -     $     -      $    -      $    80      $ 19,575   $   (430) $ 88,591

Tax benefit from
exercise of stock
options                 -       -        275         -           -           -            -           -            -       275

Stock options
exercised             63,946    1        208         -           -           -            -           -            -       209

Stock dividends      733,645    7     12,888         -           -           -            -       (12,895)         -        -

Cumulative translation
adjustment              -       -        -           -           -           -         (273)          -            -      (273)

Net Loss                -       -        -           -           -           -            -        (6,212)         -    (6,212)

Purchase of 31,125
shares of Treasury
Stock                   -       -        -           -          -            -            -           -          (820)    (820)
                  ---------- ------  --------      -------    ------      -----       -------     --------      ------- -------
Balance December
31, 1993          11,757,646  118     82,627         -          -            -         (193)          468       (1,250)  81,770

Tax benefit from
exercise of
stock options          -       -        692          -          -            -            -           -            -        692

Stock options
exercised            310,363    3     1,220       (272)         -            -            -           -            -        951

Stock dividends      392,678    4     8,955          -          -            -            -        (8,959)         -         -

Unrealized loss on
marketable
securities              -      -        -            -        (314)          -            -           -            -       (314)

Cumulative translation
adjustment              -      -        -            -          -            -          (145)         -            -       (145)

Net Income              -      -        -            -          -            -            -         6,509          -      6,509

Purchase of 111,428
shares of Treasury
Stock                   -      -        -            -          -            -            -           -          (1,843) (1,843)

Retirement of
Treasury Stock   (279,296)    (3)   (3,745)          -          -            -            -           -           3,093    (655)
                ----------   ----  --------       -------    --------    -------        -------     ------       -------  ------
Balance December
31, 1994       12,181,391     122   89,749         (272)       (314)         -          (338)       (1,982)         -     86,965

Tax benefit from
exercise of stock
options            -           -     1,169           -           -           -            -           -             -      1,169

Stock options
exercised         384,624           4,010           -           -           -            -           -             -      4,014

Retirement of
non-vested
shares            (1,598)      -        -           -          -             -           -            -            -        -

Other               (338)      -        -          272         -             -           -            -            -        272
Unrealized losses on
marketable
securities            -       -         -           -         314            -           -            -            -        314

Minimum pension
liability             -       -         -           -          -           (143)         -            -            -       (143)
Cumulative translation
adjustment            -       -         -           -          -             -         (175)          -            -       (175)

Net loss              -       -         -           -          -             -           -         (5,393)         -     (5,393)

Cabot income - November
and December 1994     -       -         -           -          -             -           -            149          -        149
                 ---------- -----   -------      ------     ------         -----       -----       -------      -------  --------
Balance December
31, 1995        12,564,079  $ 126  $ 94,928    $    -     $    -         $ (143)    $  (513)     $ (7,226)    $     -  $ 87,172
                ==========  ======   ======      ======      ======        =====       ====         =====        ======  ========




                      CIRCON CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, 1995
                                (In Thousands)


CASH FLOWS FROM OPERATING ACTIVITIES         1993       1994       1995
                                           --------    ------     ------

  Net income (loss)                     $   (6,212)   $ 6,509  $  (5,393)

  Adjustments to reconcile net
      income (loss) to cash provided by
      operating activities:

     Depreciation and amortization          11,400     11,492       8,295
     Deferred income taxes                  (1,318)    (2,710)     (2,582)
     Cumulative effect of accounting
     change / other                           (204)       -           149
     Loss on disposals                       1,464        115       2,042


  Change in assets and liabilities:
       Accounts receivable                   3,252     (3,572)        478
       Inventories                           7,311       (363)     (2,292)
       Prepaid expenses and other assets      (271)       670         514
       Other assets                            (59)      (520)      3,468
       Accounts payable                       (951)      (179)      2,709
       Accrued liabilities                     568      1,379      (1,576)
       Customer deposits                       (45)        81         606
       Other noncurrent  liabilities           389       (234)         -
                                           --------    --------    --------
 Net cash provided by operating activities  15,324     12,668       6,418




                       CIRCON CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, 1995
                                   (In Thousands)

CASH FLOWS FROM INVESTING ACTIVITIES        1993        1994       1995
                                          -------     -------     -------
 Disposals of marketable securities, net   1,638         195      15,119
 Purchases of property, plant
 and equipment                           (12,794)    (12,409)     (9,519)
 Purchase of Lican Medical Products       (1,027)        -           -
 Purchase of intangible                     (239)       (160)        -
 Cumulative translation adjustment          (273)       (148)       (172)
                                         --------    ---------    --------
 Net cash provided by (used in)
 investing activities                    (12,695)    (12,522)      5,428

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock      209         953       4,011
 Purchase of treasury stock                 (820)     (2,497)        -
 Repayments of capital lease obligations    (297)       (321)       (395)
 Repayments of long-term obligations        (420)       (445)     (1,042)
 Tax benefit from exercise of stock options  275         692       1,169
 Other                                        -           -         (478)
                                         --------    -------    ---------
 Net cash provided by (used in)
 financing activities                     (1,053)     (1,618)      3,265

 Net increase (decrease) in cash
 and temporary cash investments            1,576      (1,472)     15,111

 Cash and temporary cash investments,
 beginning of period                      2,371        3,947       2,475
                                        --------    ---------     -------
  Cash and temporary cash investments,
  end of period                       $   3,947    $   2,475    $ 17,586
                                       =========    =========     =======

SUPPLEMENTAL DISCLOSURES

     Cash paid for interest           $  5,350    $    5,354    $  5,398
                                       ========     =========    ========
     Cash paid for income taxes
     (net of refunds received)        $  1,144    $     (274)   $  2,097
                                       ========     =========    ========

                               The accompanying notes are an integral part of these consolidated statements.





               CIRCON CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995

      (In thousands except share and per share information)

(1)  Background

     On August 28, 1995, Circon Corporation ("Circon") merged with
Cabot Medical Corporation ("Cabot"), collectively referred to as "the
Company", in a transaction accounted for as a pooling of interests
(see Note 3). Circon's consolidated financial statements have been restated for all periods prior to the merger to include the financial position, results of operations and cash flows of Cabot.

     The Company markets medical devices for diagnosis and minimally invasive surgery and general surgery. The Company's products are used in a number of medical specialities including urology, gynecology, arthroscopy, laparoscopy, thorascopy and plastic surgery. The Company's products compete in markets characterized by continuing technological innovation, increasing competition and pressures on cost. Political, economic and regulatory influences are subjecting the Company's industry in the United
States to rapid, continuing and fundamental change.

     The Company sells products worldwide from its facilities in the
United States, Canada and Germany.  Net sales by geographic areas are as follows:
                                  1993         1994         1995
                               --------     --------     ---------
 Domestic sales                $134,168     $135,771      $134,262
 International sales             22,693       21,270        26,185
                               ---------    --------      ---------
                               $156,861     $157,041       $160,447
                               ========      ========      =========

(2)  Summary of Significant Accounting Policies

     Basis of Presentation

     The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect the reported amounts.
Actual results could differ from these estimates.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Circon and its domestic and foreign subsidiaries. All significant intercompany transaction and accounts have been eliminated in consolidation.

     Sales Recognition

     The Company recognizes revenue from product sales upon shipment of goods.

     Inventories

     Inventories include costs of materials, labor and manufacturing overhead. Inventories are priced at the lower of cost (first-in, first-out) or market.

     Property, Plant, and Equipment and Other Assets

     Depreciation of property, plant, and equipment and amortization of other assets are provided for using the straight-line method over the following estimated useful lives:

     Buildings                          31-33 years
     Manufacturing equipment            3-10 years
     Demonstration equipment            1-3 years
     Office and other equipment         4-10 years
     Leasehold improvements and
     leasehold interest                 Lower of estimated useful life or
                                        remaining term of lease
     Goodwill                           20-40 years
     Patents and Licenses               3-17 years
     Trademarks                         10-23 years
     Fee Registration                   21 years
     Other                              5-17 years

     The Company capitalizes expenditures that materially increase asset lives and charges ordinary maintenance and repairs to operations as incurred.
When properties are disposed of, the costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

     Long lived assets and intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

     Demonstration equipment, which is eventually refurbished and sold, is depreciated on a straight-line basis, after considering estimated residual value.

     Foreign Currency Translation

     The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. The related translation adjustments are recorded in a separate component of shareholders' equity. Revenues and expenses are translated at the average exchange rates in effect during the period.

     Research and Development

     Expenditures for research and development are charged to operations as incurred.

     Temporary Cash Investments

     The Company's cash investments include investments in bank money market funds and other short-term, highly liquid investments with maturities of three months or less.

     Earnings Per Share

     Earnings per common share and common equivalent share have been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year.
The number of common shares was increased in 1994 for the dilutive effect of shares issuable upon the exercise of warrants and stock options.

     Recently Issued Accounting Pronouncements

     The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations. The Company plans to continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25,
 "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123,
 "Accounting for Stock Based Compensation" ("FAS 123"), beginning in
1996. Accordingly, the issuance of FAS 123 will not impact the Company's consolidated financial statements.

(3)  Cabot Business Combination

     On August 28, 1995, Circon issued 4,339,302 shares of its common stock for all the outstanding shares of Cabot Medical Corporation.

     In connection with the merger, $13,369 (pre-tax) of merger costs and non-recurring combination expenses were incurred and have been charged to expense in the year ended December 31, 1995 (See Note 4).
The Company is continuing to review its strategies for the combined operations. Further changes are possible which may result in future charges.

     Cabot had an October 31 fiscal year-end, and accordingly, the Company's statements of income and notes to consolidated financial statements for the years ended December 31, 1994 and 1993 include the operations of Cabot for the fiscal years ended October 31, 1994 and 1993. In order to conform Cabot's year-end, the two month period from November 1, 1994 to December 31,1994 is not presented separately and has been included as an adjustment to retained earnings. Cabot's results of operations for this two month period include net sales of $10,516 and net income of $149.

     Separate net sales and net income of the merged entities are presented in the following table.
                                                            (Unaudited)
                    Year Ended           Year Ended    Six Months Ended
             December 31, 1993     December 31, 1994      June 30, 1995
             -----------------     -----------------   ----------------
Net Sales
- - ----------
Circon               $ 87,301             $ 88,944              $48,410
Cabot                  69,560               68,097               31,344
                    ---------            ---------            ---------
                     $156,861             $157,041              $79,754
                    =========            =========             ========
Net Income (Loss)
- - -----------------
Circon              $   2,258           $    3,811              $ 2,946
Cabot                  (9,590)               3,093               (1,465)
Adjustments              (580)(1)             (395)(1)             (515)(1)
                        1,700 (2)               -                    -
                      ----------             --------              --------
                    $  (6,212)           $   6,509              $   966
                      ==========             ========              ========

(1) Retroactively conforms Circon's accounting for demonstration equipment to Cabot's accounting policy.

(2) Elimination of Cabot's income tax valuation allowance for timing differences.

(4)  Special Charges

     1995

     In connection with the merger of Circon and Cabot, $13,369 (pre-tax) of merger costs and non-recurring combination expenses were incurred and charged to expense in the third quarter of 1995. These costs include $8,433 associated with the elimination of duplicative, excess, and obsolete inventories and related production equipment, and reorganizing and cross training the sales force, and $4,936 of fees and other expenses specifically associated with the merger process.

     1993

     During 1993, in response to anticipated changes in the health care industry caused by proposed health care reform legislation, both Circon and Cabot recorded special charges. This included $6,521 charged to cost of sales for write-down of inventory related to product restructuring, and $4,867 charged to operating expense, consisting of 1) $2,034 write-off of salesman's demonstration equipment and 2) $2,833 for organization streamlining and facility rationalization program including severance, relocation, disposal costs and other related charges.

(5)  Marketable Securities

     The Company classifies their investments as held-to-maturity and available-for-sale and does not hold any trading securities.  Held-to-maturity securities are recorded at cost.  Adjustments to market value for available-for-sale maturities are recorded as a separate component in the shareholders' equity section of the consolidated balance sheet at
December 31, 1994.   In 1995, the Company recorded an income statement
charge of $272, included in other expense, to recognize market value losses since the securities will be liquidated in early 1996 in connection with the redemption of the Cabot convertible debentures.

     The following summarizes the Company's marketable securities at
December 31, 1994 and 1995:
                                           1994          1995
       Held-to-maturity:                  ------        ------

       Municipal obligations             $15,035         $ -
       U.S. government securities          2,247           -
       Other                                 896           -

       Available-for-sale:

       Municipal obligations                 -             3,359
       Preferred stock in utility
       companies                           3,123           3,112
       Other                                  -               25
                                          -------          -------
                                          $21,301        $ 6,496
                                           ======          =======

(6) Inventories

  Inventories include costs of materials, labor and manufacturing overhead and are priced at the lower of cost (first-in, first-out) or market.
Inventories at December 31, 1994 and 1995 consist of the following:

                             1994             1995
                           --------        --------
    Raw materials           $ 8,809         $11,017
    Work in process           9,719          12,243
    Finished goods           10,825           8,385
                           --------         ---------
                            $29,353         $31,645
                           ========         =========
(7) Property, plant, and equipment

  Property, plant and equipment consists of the following at December 31, 1994 and 1995:

                                                    1994       1995
                                                 --------     -------
    Land                                         $ 3,604      $ 3,380
    Building                                      13,462       23,590
    Manufacturing equipment                       16,825       19,699
    Office and other equipment                    10,125       10,734
    Platinum used in manufacturing
      equipment                                    1,465        1,450
    Demonstration equipment                       18,205       23,989
    Headquarters construction in progress          8,504           -
    Other construction in progress                 3,298         2,706
    Leasehold improvements                         1,197         1,179
                                                 --------     ---------
                                                  76,685        86,727
    Less - Accumulated depreciation
              and amortization                   (24,484)      (32,977)
                                                 --------     ---------
                                                 $52,201       $53,750
                                                 =========    =========
(8) Other assets

  Other assets consist of the following at December 31, 1994 and 1995:

                          1994        1995
                       --------     -------
  Goodwill              $15,542     $15,542
  Patents and Licenses    8,766       8,766
  Trademarks             20,536      20,536
  Fee Registration        2,030       2,030
  Other                   5,061       2,343

  Less - Accumulated
         amortization   (10,026)    (12,393)
                      -----------  ----------
                       $ 41,909    $ 36,824
                      ==========   ==========
(9) Accrued Liabilities

  Accrued liabilities consist of the following at December 31, 1994 and 1995:

                                      1994         1995
                                   --------      ---------
  Payroll and payroll related       $ 6,011       $ 5,482
  Interest                              887         1,705
  Taxes - other than income           1,518           956
  Inventory purchases                   256           590
  Warranty                              562           464
  Royalty                               294           342
  Product liability                     289           321
  Other                               2,412           936
                                   ---------     ---------
                                    $12,229       $10,796
                                   ==========    ==========
(10)     Income Taxes

    The components of the provision for income taxes applicable to income for the three years ended December 31, 1993, 1994 and 1995 are as follows:

                                  1993            1994            1995
    Federal                      ------          -------         ------
      Current                    $  336           $1,565         $1,400
      Deferred                     (208)             (51)        (1,877)
                                 ------           -------        -------
                                    128             1,514          (477)
    State                        ------            ------         -------
      Current                       183               263           497
      Deferred                     (296)              126          (617)
                                 -------           -------         -------
                                   (113)              389          (120)
    Foreign                      -------            -------        -------
      Current                        12                43             23
                                 -------           --------         -------
    Provision (benefit) for
       income taxes             $    27             $1,946       $  (574)
                                 =======           ========         ======

    The income before provision for income taxes and cumulative effect of accounting change includes foreign pretax losses of $61, $437 and $634 in 1993, 1994 and 1995, respectively.

    For income tax purposes, the Company deducts the difference between market value and exercise price arising from the exercise of non-qualified stock options and disqualifying dispositions of stock acquired under the Company's qualified plans. Any reductions in income taxes payable resulting from these differences are credited to additional paid in capital. A benefit of $275, $692, and $1,169 was credited to additional paid in capital during 1993, 1994 and 1995, respectively.

    A reconciliation of the provision for income taxes to the Federal statutory rate is as follows:

                                                   1993      1994      1995
                                                 ------     ------     -----
       Federal statutory rate                     (34%)       34%      (34%)
       State tax, net of federal income
         tax benefit                                2%         3%       (1%)
       Addition (reduction) in valuation allowance 34%       (11%)       12%
       Non-deductible goodwill
        and amortization                            1%         1%        (1%)
       Tax exempt income                           (4%)       (4%)       (4%)
       Research and development credit             (1%)       (1%)        -
       Loss of foreign subsidiaries for
         which no benefit is currently
         available                                  -          2%         3%
       Non-deductible merger costs                  -          -         18%
       Other                                        2%        (1%)       (3%)
                                                 ------     -------     -----
                                                    -         23%       (10%)

The components of the net deferred tax asset are as follows:
                                         1994                   1995
                                       --------               -------
       Inventory reserves              $ 3,212                 $4,229
       Accrued vacation                    351                    574
       Net operating loss carryforwards    896                  2,719
       Income tax credit carryforwards   1,736                  1,569
       Depreciation                     (4,455)                (4,317)
       Other reserves                    1,552                  1,446
       Other                               (59)                   180
                                       ---------              --------
        Net before valuation allowance   3,233                  6,400
         Valuation allowance            (2,134)                (2,719)
                                       ---------               ---------
       Net deferred tax asset          $ 1,099                 $3,681
                                        ========                =========

    At December 31, 1994 and 1995, the Company recorded a deferred tax asset of $1,736 and $1,569, respectively, consisting of research and development credits not previously utilized and alternative minimum tax credit carryforwards. The Company has recorded a valuation allowance, which at December 31, 1995 and 1994, includes Cabot pre-pooling losses subject to separate income tax return limitations and, in addition, at December 31, 1994, included a portion of research and development and alternate minimum tax credit carryforward. Based on projected earnings and the Company's current tax planning strategies, the Company believes it is more probable than not that the remaining research and development and alternative minimum tax credit carryforwards will be realized.

    In January 1993, the Company adopted Statement of Financial
Accounting Standards No. 109 ("FAS 109"), "Accounting for Income
Taxes." The adjustment to the January 1, 1993 consolidated balance sheet to adopt FAS 109 resulted in a $204 reduction of net deferred income taxes. This amount is reflected in 1993 net income as the cumulative effect of a change in accounting principle. It primarily represents the impact of adjusting deferred taxes to reflect the current rate at January 1, 1993 of 34% as opposed to the higher tax rates that were in effect when the deferred taxes originated.

(11)   Long-Term Obligations

    Long-term obligations as of December 31, 1994 and December 31,
1995 consist of the following:
                                                  1994          1995
                                              ---------       -------
    7.5% convertible subordinated notes         $67,000       $67,000
    Industrial development authority bonds
      due December 2, 2006                        6,135         5,180
    Other                                           348           112
                                              ---------       --------
                                                 73,483        72,292
                                              ---------       --------
    Less-current maturities                        (701)      (15,857)
                                               ---------      --------
                                                 $72,782      $56,435
                                               ==========     ========

  The Company has a letter of credit facility in the amount of approximately $5,327 as of December 31, 1995 underlying $7,000 of tax exempt Industrial Development Authority Bonds (the "Bonds") issued in
December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments. The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. The Bonds and the letter of credit facility are collateralized by the Company's two Langhorne, Pennsylvania operating facilities. These facilities had a net carrying value of $5,181 as of December 31, 1995.

  The Company has a $75 million revolving credit facility
(the "Credit Facility") which provides for direct borrowings and a maximum of $5 million in letters of credit. The Company has the option to borrow money based upon (i) the higher of the prime rate or an adjusted federal funds rate or (ii) an adjusted eurodollar rate. The unused portion of the Credit
Facility has a commitment fee which ranges from .1875% to .375%.  The
Credit Facility, which expires August 1, 2001, contains certain restrictive financial covenants and is secured by substantially all of the assets of the Company.

  The Company repurchased at par, 99.94% of the 7.5% convertible notes pursuant to a vote of bondholders taken on November 20, 1995.
Approximately $50.5 million of the Credit Facility and approximately $16.5 million of available cash was used to repurchase the notes in 1996.
Accordingly, $50.5 million remains classified as a long-term obligation.

  Future principal maturities of the Industrial Development Bonds and the Credit Facility are as follows:


      1996       $   745
      1997           370
      1998           390
      1999           405
      2000           430
      Thereafter  53,340
                 -------
                 $55,680
                 =======

(12)  Retirement Plans

  The Company has a defined benefit retirement plan (the "Plan")
covering certain hourly union employees at one of the Company's manufacturing facilities.  The components of pension expense are as follows:
                                        1993      1994       1995
Service cost - benefits               -------   -------     -----
 earned during the year              $   33     $   38     $   46
Interest cost on projected
 benefit obligation                      50         55         73
Actual return on plan assets            (15)       (12)       (38)
Deferred loss on net assets             (18)       (36)       (29)
Amortization of
 prior service cost                       9          9         14
Amortization of net loss (gain)
 from earlier periods                     5         (3)         3
                                    ---------   --------    -------
   Net pension expense               $   64      $  51      $  69
                                    =========   =========   =======

    Annual contributions to the Plan are at least equal to the minimum required by law. The benefit obligations and funded status of the Plan are as follows:

                                             1994          1995
    Actuarial present value of             -------        ------
    accumulated benefit obligation,
    including vested benefits of
    $792  in 1994 and $1,064 in 1995     $   (824)     $  (1,161)
                                            ======       =======
    Projected benefit obligation for
      service rendered to date               (824)       (1,161)

    Plan assets at market value,
      primarily fixed income securities       577           818
                                            ------        -----
    Projected benefit obligation in
      excess of plan assets                  (247)         (343)

    Unrecognized net loss                      63           340

    Unrecognized prior service cost           142           128

    Adjustment required to recognize
      minimum liability                      (208)         (472)

Unrecognized net obligation at
      January 1, 1989 being amortized
      over 15 years                             3             3
                                            ------     ---------
    Pension liability                      $ (247)       $ (344)
                                             =====      ========

    The discount rate assumed in determining the actuarial present value of benefit obligations was 8.50% and 7.25% for 1994 and 1995, respectively.
The expected long term rate of return on assets was 8% and 10% for 1994 and 1995, respectively. There were no plan amendments during 1994 or 1995.

    Certain other hourly manufacturing employees are covered by a union-sponsored collectively-bargained, multi-employer pension plan.
Contributions to this plan are based on collectively-bargained agreements and were approximately $60, $74 and $196 in 1993, 1994 and 1995, respectively.

    The Company maintains a 401(k) savings plan for all employees except those excluded by collective bargaining agreements. The Company matches
50% of the first 3% of employee contributions. The amounts charged to income for the Company match was $241, $247, and $257 in 1993, 1994 and 1995, respectively. Beginning January 1, 1996, Cabot employees became eligible to participate in the 401(k) savings plan.

(13)   Stock Option Plans

  The Company currently has one employee stock option plan under which options covering 2,000,000 shares of common stock may be granted to officers and employees, for a price not less than the fair market value on the date of grant. The Company had two employee stock option plans which expired in 1989 and 1993 under which options to purchase 6,000 and 131,697 shares of common stock were granted and are still outstanding. The exercise dates for the options granted are determined by a committee of the Board of Directors at the time the options are granted. The maximum option term is ten years.
If the optionee ceases to be an employee for any reason, any options granted which have not been exercised will be canceled.

  The Company also has a Directors Stock Option Plan, under which options for up to 200,000 shares of common stock may be granted to directors who are not officers of the Company, for a price not less than 85% of the fair market value of the common stock on the date of grant. The Company had a Directors Stock Option Plan which expired in 1994 under which options to purchase 120,000 shares of common stock were granted and are still outstanding. The exercise dates for the options granted are determined by a committee of inside directors at the time the options are granted. The maximum option term is ten years. If the optionee ceases to be a director for any reason, any options granted which have not been exercised will be canceled.

  The following table summarizes the activity in the Company's stock option plans during the three years ended December 31, 1993, 1994 and 1995:
                                                    Option
                                       Options       Prices
                                      ---------     --------------------
    Balance, December 31, 1992        1,184,746     $  2.89    -  $19.125

       Granted                          242,259        10.25   -   18.75
       Exercised                         63,946         2.89   -   15.09
       Adjustment  For Stock Dividends  153,200         2.89   -   16.60
       Terminated                        48,215         3.875  -   19.125
                                     ----------     ---------------------

    Balance, December 31, 1993        1,468,044         2.89   -   19.125

       Granted                          960,772         8.50   -   13.20
       Exercised                        310,363         2.89   -   15.09
       Adjustment for Stock Dividends    93,351         2.89   -   16.60
       Terminated                       338,099         2.89   -   18.75
                                     -----------     --------------------
    Balance, December 31, 1994        1,873,705         2.89   -   19.125

       Granted                          330,625        11.75   -   17.00
       Exercised                        384,624         2.89   -   18.75
       Terminated                       150,057         2.89  -    19.125
                                     ----------      -------------------
    Balance, December 31, 1995         1,669,649(A)  $  2.89  -   $19.125
                                     ============    ===================
A)  Includes 838,921 of options granted by Cabot prior the merger with Circon.

  In 1993 and 1994, Cabot declared stock dividends which adjusted the number of stock options outstanding.

  At December 31, 1995, options to purchase 836,825 shares were exercisable and options to purchase 1,626,969 shares were authorized but not granted.

(14)   Warrants

  In 1990, the Company's president was issued warrants to purchase
100,000 shares of common stock at $4.61 per share. The warrants expire on January 1, 2000 or earlier under certain circumstances.

  The Company has a warrant plan for consultants. A total of 25,000 shares of common stock has been reserved under this plan and warrants to purchase 3,000 shares have been granted at an exercise price of $18.75 per share. In 1992, 1,000 warrants were exercised at $18.75 per share.

  The Company issued warrants to purchase 126,767 common shares at an exercise price of $28.40 per share expiring on July 29, 1999.

(15)   Commitments and Contingencies

  Leases

  The Company leases two facilities, one in Connecticut and one in Germany, under operating leases which expire in 2003 and 1996, respectively.
These leases provide for additional rental payments to cover property taxes, insurance and maintenance. In addition, the Company leases office equipment and vehicles. Rental expense for the years ended December 31, 1993, 1994 and 1995 was $1,601, $2,027 and $1,543, respectively.

  The minimum lease payments at December 31, 1995 are as follows:

       1996                                             $1,695
       1997                                              1,569
       1998                                              1,501
       1999                                              1,544
       2000                                              1,590
       2001 and thereafter                               5,062
                                                      --------
                                                       $12,961
                                                       =======
    Contingencies

    In the course of conducting its business, the Company has various claims asserted against it. Management believes the outcome of these claims will not have a material adverse effect on the Company's financial position or results of operations.

(16)     Quarterly Financial Information (Unaudited)

    The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 1994 and 1995:



                                          Quarter Ended
                            ----------------------------------------------------------
1995                        March 31        June 30   September 30(A)   December 31
- - --------------------       ----------       --------   -------------    ------------
Net sales                   $ 37,921         $41,833      $42,113        $38,580
Gross profit                  20,523          22,478       19,266         21,373
Operating income               2,251           2,261        (3,378)        2,686
Net income                       621             345        (7,374)        1,015
Net income per share       $    0.05        $   0.03      $  (0.56)      $  0.08

1994
- - --------------------
Net sales                    $37,549         $39,116        $38,831      $41,545
Gross profit                  21,398          22,566         21,800       22,805
Operating income               3,531           3,763          3,058        3,401
Net income                     1,737           1,917          1,188        1,667
Net income per share:
 Primary                    $  0.14         $   0.15       $   0.10     $   0.12
 Fully diluted                 0.14             0.15           0.10         0.12

(A) Includes special charges - see Note 4




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                             PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

     The Company's Board of Directors is divided into three classes. The term of one of the three classes expires each year. The term of the Class I Directors expires in 1997 and each third year thereafter, the term of the Class II Director expires in 1998 and each third year thereafter, and the term of the Class III Directors expires in 1996 and each third year thereafter. If any Director who was elected while serving as an officer ceases to be an officer during the Directors' term, such Director's term will expire at the next subsequent annual meeting of Share Two Class III Directors will be elected at the 1996 Annual Meeting. Board of Directors have nominated John F. Blokker and Harold R. Frank who are currently serving as Class III Directors. Unless otherwise specified, proxies will be voted for the election of these nominees. The Board's nominees if elected, but in the event that the nominees are not available to serve, the holders will vote for the election of such other persons as the Board may direct.

     The following persons are currently serving on the Board of Directors of the Company:

                                                                        Director
Name                 Principal Occupation                   Class     Age   Since
- - ----------------     --------------------                   -----    ----   ------
Richard A. Auhll      Chairman of the Board, President, and   I      54     1969
                      Chief Executive Officer of the Company

John F. Blokker       Chairman of the Board and Chief       III      66     1991
                      Executive Officer, Luxcom, Inc.

Harold R. Frank       Chairman of the Board, Applied        III      71     1984
                      Magnetics Corporation

Paul W. Hartloff, Jr. Partner, law firm of Schramm & Raddue   I      62     1991

Rudolf R. Schulte     Chairman of the Board, Pudenz-Schulte  II      64     1977
                      Medical Research Corporation

     Mr. Auhll has been the Chairman of the Board of Directors, President and Chief Executive officer of the Company since 1969. Mr. Auhll has a Bachelor of Science degree in Engineering from the University of Michigan, a Master of Science degree in Engineering from Stanford University, and a Master of Business Administration degree from Harvard University. Prior to
1969, Mr. Auhll held positions with United Technologies Corporation and was a management consultant. He is past Chairman of the Board of Directors of Seton School for Developmentally Disabled Children. Mr. Auhll is a member of the Board of Trustees of the University of California at Santa Barbara
Foundation.

     Mr. Blokker is Chairman of the Board and Chief Executive officer of Luxcom, Inc. He was a general partner of Hambrecht & Quist Venture
Partners, an investment banking firm, from February 1985 to February 1988.
Prior to 1985, he served for twenty-seven years in various executive and management positions including Vice President, General Manager with Hewlett-Packard Company, a manufacturer of computers and electronic test and measurement instruments. He is a member of the Boards of Directors of Mid-Peninsula Bank of Palo Alto and Whittier Trust Company.

     Mr. Frank founded Applied Magnetics Corporation, a magnetic head manufacturer, and has served as Chairman of its Board of Directors since its inception. Mr. Frank also currently serves on the Boards of Directors of Trust
Company of the West La Cumbre Savings Bank, and as Chairman of the Board of Key Technology, Inc. Mr. Frank has also served as Chairman of the American Electronics Association.

     Mr. Hartloff is a senior partner of the law firm of Schramm & Raddue.
He has been a partner in that firm since 1964. He serves as a member of the Board of Directors and Secretary of Selvac Corporation. Mr. Hartloff served as Secretary of Circon Corporation from 1977 until 1988.

     Mr. Schulte was a founder of Heyer-Schulte Corporation and served as President and chairman of its Board of Directors from 1963 until it was acquired by American Hospital Supply Corporation in 1974. Mr. Schulte has been an independent investor since 1974 and since 1978 has served as Chairman of the Board of Directors of Pudenz-Schulte Medical Research Corporation, a manufacturer of medical products.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about the Company's executive officers is included in Part I,
Item 1, herein.

     Pursuant to Item 405 of Regulation S-K, the Company makes the following disclosure of delinquent filers: Erik Sluyter, Vice-President of Circon, sold
5,200 shares of Circon common stock on February 7, 1995. Form 4 for Mr. Sluyter was filed on January 8, 1996. David Zielinski, Vice-President of
Circon, sold 700 shares of Circon common stock on February 14, 1995. Form 4 for Mr. Zielinski was filed on December 16, 1995. Richard Auhll,
President and CEO of Circon held 1,357 shares of Cabot Medical Corporation common stock at the time of the Circon/Cabot merger. On August 29, 1995 the Cabot shares were converted at a ratio of .415 per share to 563 shares of Circon common stock, reportable as newly acquired holdings. Form 4 for Mr. Auhll was filed on November 3, 1995.


ITEM 11.       EXECUTIVE COMPENSATION - RENUMERATION
               OF OFFICERS

Compensation Tables

     Summary Compensation Table. The following table sets forth three years of compensation history for the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company as of the last completed fiscal year:

     Option Grants in Last Fiscal Year. None of the executive officers named in the Summary Compensation Table received a grant of stock options during the year ended December 31, 1995. The Company has never granted stock appreciation rights
(SARs).

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values.
The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, each exercise of stock options during the year ended December 31, 1995 and the year-end value of unexercised options:

ITEM 11.        EXECUTIVE COMPENSATION - RENUMERATION OF OFFICERS                                    ********
                                                                                                     ********
Compensation Tables                                                                                  COMP94


                                                  Annual Compensation          Long-Term Compensation
                                                                               Awards      Payouts
                                                            Other               Securities
                                                           Annual    Restricted Underlying  LTIP      All Other
Name and                                                  Compen-     Stock     Options     Payouts   Compen-      401K      Ins
Principal Position        Year    Salary ($)  Bonus ($)   sation ($)    ($)       (#)       ($)       sation ($)   Match   Premium
- - -----------------       ------    ---------- ----------  ----------- ---------- ----------  -------   ----------  ------   -------

R. Auhll                 1995     $298,000       n/a (2       -           -           -          -      $10,408 (3)   4,620    5,788
President and Chairman   1994     $237,930   $107,475         -           -           -          -      $10,210       4,422    5,788
of the Board             1993     $231,000    $24,000         -           -       40,000         -       $8,839       4,497    4,342

R.B. Thompson            1995     $166,000      n/a  (2       -           -           -          -       $4,192 (4)   3,176    1,016
Executive Vice President 1994     $140,080   $52,202          -           -       20,000         -       $3,977       2,510    1,467
Chief Financial Officer  1993     $136,000   $12,000          -           -           -          -       $3,729       2,694    1,035

F. D'Amelio              1995     $169,000      n/a  (2       -           -           -          -       $3,672 (5)   3,162      510
Vice President           1994     $143,000   $48,310          -           -           -          -       $3,303       2,793      510
Chief Manufacturing      1993     $125,000    $9,000          -           -        4,879         -       $2,398       1,953      445
Officer

W. Berci                 1995     $154,000      n/a  (2      -           -             -         -       $3,283 (6)   2,769      514
Vice President           1994     $132,000   $36,073         -           -          20,000       -       $2,567       2,115      452
Marketing and Sales      1993     $128,000   $15,000         -           -             -         -       $2,560       2,277      283

D. Zielinski             1995     $141,916     n/a   (2      -           -             -         -       $4,279 (7)   1,819    2,460
Vice President           1994     $136,000    $51,790        -           -       23,750          -       $3,559       2,238    1,321
ACMI Division            1993     $120,500    $20,038        -           -             -         -       $3,328       2,362      966
General Manager





(1) Includes amounts earned in fiscal year, whether or not deferred.
(2) Bonus amounts not calculable for 1995.
(3) Reflects $4,620 Company match of employee contributions to 401(k) plan and $5,788 premium on life insurance paid by the Company.
(4) Reflects $3,176 Company match of employee contributions to 401(k) plan and $1,016 premium on life insurance paid by the Company.
(5) Reflects $3,162 Company match of employee contributions to 401(k) plan and $510 premium on life insurance paid by the Company.
(6) Reflects $2,769 Company match of employee contributions to 401(k) plan and $514 premium on life insurance paid by the Company.
(7) Reflects $1,819 Company match of employee contributions to 401(k) plan and $2,460 premium on life insurance paid by the Company.





ITEM 11.        EXECUTIVE COMPENSATION - RENUMERATION OF OFFICERS

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Value


     Option Grants in Last Fiscal Year. None of the executive officers named in the Summary Compensation Table received a grant of stock options during the year ended December 31, 1995. The Company has never granted stock appreciation rights (SARs).

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, each exercise of stock options during the year ended December 31, 1995, and the year-end value of unexercised options:



                                       Underlying Unexercised Option      In-the-Money Options
                  Shares                  at Fiscal Year End 1995       at Fiscal Year End  1995
                Acquired on   Value
Name            Exercise(#)  Realized($)  (Exercisable Unexercisable Exercisable(2)   Unexercisable(2)
- - ---------      ------------ ------------  ------------ ------------- --------------   ---------------
R. Auhll                n/a          n/a     20,000 (3)    20,000     $200,000(3)      $200,000

R.B. Thompson           n/a          n/a      2,857        17,143      $31,427         $188,573

F. D'Amelio             n/a          n/a     20,257        27,372     $309,433         $308,857

W. Berci              16,000    $256,125     14,057        17,143     $213,427         $188,573

D. Zielinski            n/a          n/a      3,393        20,357      $37,323         $223,927



(1) Excess of market price over exercise price, on the date of exercise.
(2) Excess of $20.25 (market price at year end) over exercise price.
(3) Mr. Auhll also holds warrants to purchase 100,000 shares which were fully exercisable at year end.  The value of these warrants, computed as in note (2), was $1,564,000.  The warrants were issued in connection with Mr. Auhll's guarantee of certain indebtedness of the Company and not in connection with his performance of services to the Company.










ITEM 12.  BENEFICIAL OWNERSHIP OF CIRCON COMMON STOCK

     The following table sets forth certain information as of March 13, 1996, except as otherwise indicated, regarding the beneficial ownership of Common Stock of Circon by (I) each person who is known to Circon to be the beneficial owner of 5% or more of Circon's Common Stock, (ii) each director of Circon,
(iii) certain executive officers of Circon and (iv) all directors and executive officers as a group. To the Company's knowledge, the beneficial owners named in the table have sole voting and investment power with respect to the shares.


                                                       Shares
                                                     Beneficially  Percent of
 Name                                                   Owned        Class(1)

Richard A. Auhll . . . . . . . . . . . . . . . . .  1,538,142(2)        12.0%
6500 Hollister Avenue
Santa Barbara, CA  93117


Weiss, Peck & Greer. . . . . . . . . . . . . . . .    717,700(3)         5.6%
One New York Plaza
New York, NY  10004-1950


Rudolf R. Schulte. . . . . . . . . . . . . . . . .    407,841(4)         3.2%


R. Bruce Thompson. . . . . . . . . . . . . . . . .     36,203(5)          *


Harold R. Frank. . . . . . . . . . . . . . . . . .     34,419              *


Paul W. Hartloff, Jr.. . . . . . . . . . . . . . .     22,837(6)           *


John F. Blokker. . . . . . . . . . . . . . . . . .     21,837(7)           *


Frank D. D'Amelio. . . . . . . . . . . . . . . . .     20,257(8)           *


Winton L. Berci. . . . . . . . . . . . . . . . . .     14,557(9)           *


Daniel J. Meaney . . . . . . . . . . . . . . . . .     13,357               *


David P. Zielinski . . . . . . . . . . . . . . . .      8,893(10)           *

All directors and executive officers as a group

(10 persons) . . . . . . . . . . . . . . . . . . .  2,118,343(11)        16.6%
__________________________

    *Less than 1%.

 (1) Percent of the outstanding shares of Common Stock, treating as outstanding all shares issuable upon exercise of options held by the particular beneficial owners that are included in the first column
 (2) Includes 120,000 shares subject to warrants and options exercisable currently or within 60 days.
 (3) Information is given as of December 31, 1995, and is based on a
     Schedule 13G filed by this shareholder.
 (4) Includes 1,429 shares subject to options exercisable currently or within 60 days.
 (5) Includes 2,857 shares subject to options exercisable currently or within 60 days.
 (6) Includes 21,837 shares subject to options exercisable currently or within 60 days.
 (7) Includes 21,837 shares subject to options exercisable currently or within 60 days.
 (8) Includes 20,257 shares subject to options exercisable currently or within 60 days.
 (9) Includes 14,057 shares subject to options exercisable currently or within 60 days.
(10) Includes 3,393 shares subject to options exercisable currently or within 60 days.
(11) Includes 205,667 shares subject to options exercisable currently or within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.
                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
       ON FORM 8-K

    a. Financial Statements and Schedules Filed

       1. Financial Statements - see Item 8 of this Report.

       2. Supplemental Schedules - see Item 8 of this Report.

    b. The Company filed no Reports on Form 8-K in the fourth quarter of 1995 with the Securities and Exchange Commission.

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

    10.12.  Circon Corporation Business Loan Agreement covering a
    $75,000,000 Revolving Line of Credit between Registrant and a Bank dated November 22, 1995.

    10.13. Agreement for Purchase and Sale and Escrow Instructions dated December 9, 1993 between the Company and CWO/TCEP II Joint Venture #II, a Texas Joint Venture. This Agreement was included as Exhibit 10.13 in Registrant's 1993 Form 10K and is incorporated herein.

    21.     Subsidiaries of the Registrant.

    23.     Consent of Independent Public Accountants. *

*   Not applicable or contained elsewhere herein.

Supplemental Information

  No Annual Report or Proxy Materials have been sent to Shareholders with respect to 1995. Copies will be furnished to the Commission when sent to Shareholders, but shall not be deemed to be "filed."
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereupon duly authorized.

DATED:      March 29, 1996
                              CIRCON CORPORATION
                                 (Registrant)



                              By          Richard A. Auhll
                                        Richard A. Auhll
                                 President, Chief Executive Officer
                                      Chairman of the Board

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



___________________________   Director                 ________________
     Harold R. Frank



___________________________   Director                 ________________
    Rudolf R. Schulte



___________________________   Director                 ________________
   Paul W. Hartloff, Jr.



___________________________   Director                 ________________
       John Blokker

_____________________________________________________________
  Exhibit 10.12      Circon Corporation Business Loan Agreement






               REDUCING REVOLVING LOAN AGREEMENT




                 Dated as of November 22, 1995




                             among



                       CIRCON CORPORATION


                     THE BANKS HEREIN NAMED



                              and



              FIRST INTERSTATE BANK OF CALIFORNIA,
                            as Agent

                       TABLE OF CONTENTS

                                                           Page

Article 1     DEFINITIONS AND ACCOUNTING TERMS . . . . . . .  1

      1.1     Defined Terms. . . . . . . . . . . . . . . . .  1
      1.2     Use of Defined Terms . . . . . . . . . . . . . 31
      1.3     Accounting Terms . . . . . . . . . . . . . . . 31
      1.4     Rounding . . . . . . . . . . . . . . . . . . . 32
      1.5     Exhibits and Schedules . . . . . . . . . . . . 32
      1.6     References to "Borrowers" and to "Borrowers and their
                Subsidiaries". . . . . . . . . . . . . . . . 32
      1.7     Miscellaneous Terms. . . . . . . . . . . . . . 32

Article 2     LOANS. . . . . . . . . . . . . . . . . . . . . 33

      2.1     Loans-General. . . . . . . . . . . . . . . . . 33
      2.2     Alternate Base Rate Loans. . . . . . . . . . . 34
      2.3     Eurodollar Rate Loans. . . . . . . . . . . . . 35
      2.4     Letters of Credit. . . . . . . . . . . . . . . 35
      2.5     Voluntary Reduction of Commitment. . . . . . . 39
      2.6     Automatic Reduction of Commitment. . . . . . . 40
      2.7     Optional Termination of Commitment . . . . . . 40
      2.8     Agent's Right to Assume Funds Available for Advances 40
      2.9     Collateral and Guaranty. . . . . . . . . . . . 40

Article 3     PAYMENTS AND FEES. . . . . . . . . . . . . . . 42

      3.1     Principal and Interest . . . . . . . . . . . . 42
      3.2     Agent's Fees . . . . . . . . . . . . . . . . . 44
      3.3     Commitment Fees. . . . . . . . . . . . . . . . 44
      3.4     Letter of Credit Fees. . . . . . . . . . . . . 44
      3.5     Increased Commitment Costs . . . . . . . . . . 44
      3.6     Eurodollar Costs and Related Matters . . . . . 45
      3.7     Late Payments. . . . . . . . . . . . . . . . . 49
      3.8     Computation of Interest and Fees . . . . . . . 49
      3.9     Non-Banking Days . . . . . . . . . . . . . . . 50
      3.10    Manner and Treatment of Payments . . . . . . . 50
      3.11    Funding Sources. . . . . . . . . . . . . . . . 51
      3.12    Failure to Charge Not Subsequent Waiver. . . . 51
      3.13    Agent's Right to Assume Payments Will be Made by
                Borrowers. . . . . . . . . . . . . . . . . . 52
      3.14    Automatic Debit. . . . . . . . . . . . . . . . 52
      3.15    Fee Determination Detail . . . . . . . . . . . 52
      3.16    Survivability. . . . . . . . . . . . . . . . . 52

Article 4     REPRESENTATIONS AND WARRANTIES . . . . . . . . 53

      4.1     Existence and Qualification; Power; Compliance With
                Laws . . . . . . . . . . . . . . . . . . . . 53
      4.2 Authority; Compliance With Other Agreements and Instruments and Government Regulations . . . 53
      4.3     No Governmental Approvals Required . . . . . . 54
      4.4     Subsidiaries . . . . . . . . . . . . . . . . . 54
      4.5     Financial Statements . . . . . . . . . . . . . 55
      4.6     No Other Liabilities; No Material Adverse Changes 56
      4.7     Title to and Location of Property. . . . . . . 56
      4.8     Intangible Assets. . . . . . . . . . . . . . . 56
      4.9     Public Utility Holding Company Act . . . . . . 56
      4.10    Litigation . . . . . . . . . . . . . . . . . . 57
      4.11    Binding Obligations. . . . . . . . . . . . . . 57
      4.12    No Default . . . . . . . . . . . . . . . . . . 57
      4.13    ERISA. . . . . . . . . . . . . . . . . . . . . 57
      4.14    Regulations G, T, U and X; Investment Company Act 58
      4.15    Disclosure . . . . . . . . . . . . . . . . . . 58
      4.16    Tax Liability. . . . . . . . . . . . . . . . . 58
      4.17    Projections. . . . . . . . . . . . . . . . . . 58
      4.18    Hazardous Materials. . . . . . . . . . . . . . 58
      4.19    Security Interests . . . . . . . . . . . . . . 59
      4.20    The Merger . . . . . . . . . . . . . . . . . . 60
      4.21    Demonstration Inventory. . . . . . . . . . . . 60
      4.22    Cabot Convertible Notes. . . . . . . . . . . . 60
      4.23    Additional Representations and Warranties. . . 60

Article 5     AFFIRMATIVE COVENANTS (OTHER THAN INFORMATION AND
                REPORTING REQUIREMENTS). . . . . . . . . . . 61

      5.1     Payment of Taxes and Other Potential Liens . . 61
      5.2     Preservation of Existence. . . . . . . . . . . 61
      5.3     Maintenance of Properties. . . . . . . . . . . 61
      5.4     Maintenance of Insurance . . . . . . . . . . . 62
      5.5     Compliance With Laws . . . . . . . . . . . . . 62
      5.6     Inspection Rights. . . . . . . . . . . . . . . 62
      5.7     Audit Rights . . . . . . . . . . . . . . . . . 62
      5.8     Keeping of Records and Books of Account. . . . 63
      5.9     Compliance With Agreements . . . . . . . . . . 63
      5.10    Use of Proceeds. . . . . . . . . . . . . . . . 63
      5.11    New Active Domestic Subsidiaries . . . . . . . 63
      5.12    New Patents and Trademarks . . . . . . . . . . 63
      5.13    Hazardous Materials Laws . . . . . . . . . . . 64
      5.14    Foreign Intellectual Property. . . . . . . . . 64
      5.15    Intercompany Notes . . . . . . . . . . . . . . 64

Article 6     NEGATIVE COVENANTS . . . . . . . . . . . . . . 65

      6.1     Prepayment of Indebtedness . . . . . . . . . . 65
      6.2     Disposition of Property. . . . . . . . . . . . 65
      6.3     Mergers. . . . . . . . . . . . . . . . . . . . 65
      6.4     Hostile Acquisitions . . . . . . . . . . . . . 65
      6.5     Distributions. . . . . . . . . . . . . . . . . 65
      6.6     ERISA. . . . . . . . . . . . . . . . . . . . . 65
      6.7     Change in Nature of Business . . . . . . . . . 66
      6.8     Liens and Negative Pledges . . . . . . . . . . 66
      6.9     Indebtedness and Guaranty Obligations. . . . . 67
      6.10    Transactions with Affiliates . . . . . . . . . 67
      6.11    Tangible Net Worth . . . . . . . . . . . . . . 68
      6.12    Fixed Charge Coverage Ratio. . . . . . . . . . 68
      6.13    Quick Ratio. . . . . . . . . . . . . . . . . . 68
      6.14    Investments. . . . . . . . . . . . . . . . . . 68
      6.15    Acquisitions . . . . . . . . . . . . . . . . . 69
      6.16    Subsidiary Indebtedness. . . . . . . . . . . . 69
      6.17    Change in Location of Chief Executive Offices and
                Assets . . . . . . . . . . . . . . . . . . . 70

Article 7     INFORMATION AND REPORTING REQUIREMENTS . . . . 71

      7.1     Financial and Business Information . . . . . . 71
      7.2     Compliance Certificates. . . . . . . . . . . . 74

Article 8     CONDITIONS . . . . . . . . . . . . . . . . . . 75

      8.1     Initial Advances, Etc. . . . . . . . . . . . . 75
      8.2     Availability of Reserve Amount . . . . . . . . 78
      8.3     Any Increasing Advance, Etc. . . . . . . . . . 78
      8.4     Any Advance. . . . . . . . . . . . . . . . . . 79

Article 9     EVENTS OF DEFAULT AND REMEDIES UPON EVENT OF DEFAULT 80

      9.1     Events of Default. . . . . . . . . . . . . . . 80
      9.2     Remedies Upon Event of Default . . . . . . . . 82

Article 10    THE AGENT. . . . . . . . . . . . . . . . . . . 85

      10.1    Appointment and Authorization. . . . . . . . . 85
      10.2    Agent and Affiliates . . . . . . . . . . . . . 85
      10.3    Proportionate Interest in any Collateral . . . 85
      10.4    Banks' Credit Decisions. . . . . . . . . . . . 86
      10.5    Action by Agent. . . . . . . . . . . . . . . . 86
      10.6    Liability of Agent . . . . . . . . . . . . . . 87
      10.7    Indemnification. . . . . . . . . . . . . . . . 88
      10.8    Successor Agent. . . . . . . . . . . . . . . . 89
      10.9    No Obligations of Borrowers. . . . . . . . . . 89

Article 11    MISCELLANEOUS. . . . . . . . . . . . . . . . . 91

      11.1    Cumulative Remedies; No Waiver . . . . . . . . 91
      11.2    Amendments; Consents . . . . . . . . . . . . . 91
      11.3    Costs, Expenses and Taxes. . . . . . . . . . . 92
      11.4    Nature of Banks' Obligations . . . . . . . . . 93
      11.5    Survival of Representations and Warranties . . 93
      11.6    Notices. . . . . . . . . . . . . . . . . . . . 94
      11.7    Execution of Loan Documents. . . . . . . . . . 94
      11.8    Binding Effect; Assignment . . . . . . . . . . 94
      11.9    Right of Setoff. . . . . . . . . . . . . . . . 97
      11.10   Sharing of Setoffs . . . . . . . . . . . . . . 97
      11.11   Indemnity by Borrowers . . . . . . . . . . . . 98
      11.12   Nonliability of the Banks. . . . . . . . . . . 99
      11.13   No Third Parties Benefited . . . . . . . . . .100
      11.14   Confidentiality. . . . . . . . . . . . . . . .100
      11.15   Further Assurances . . . . . . . . . . . . . .101
      11.16   Integration. . . . . . . . . . . . . . . . . .101
      11.17   Governing Law. . . . . . . . . . . . . . . . .102
      11.18   Severability of Provisions . . . . . . . . . .102
      11.19   Headings . . . . . . . . . . . . . . . . . . .102
      11.20   Time of the Essence. . . . . . . . . . . . . .102
      11.21   Foreign Banks and Participants . . . . . . . .102
      11.22   Hazardous Material Indemnity . . . . . . . . .103
      11.23   Joint and Several. . . . . . . . . . . . . . .104
      11.24   Further Additional Borrowers . . . . . . . . .104
      11.25   Release of Liens . . . . . . . . . . . . . . .104
      11.26   Waiver Of Jury Trial . . . . . . . . . . . . .105
      11.27   Purported Oral Amendments. . . . . . . . . . .105

  Exhibits

  A - Commitment Assignment and Acceptance
  B - Compliance Certificate
  C - Foreign Intellectual Property Blanket Assignment
  D - Joinder Agreement
  E - Note
  F - Opinions of Counsel
  G - Patent Collateral Assignment (Issued)
  H - Patent Collateral Assignment (Pending Applications)
  I - Pledge Agreement
  J - Pricing Certificate
  K - Request for Letter of Credit
  L - Request for Loan
  M - Security Agreement
  N - Subsidiary Guaranty
  O - Trademark Collateral Assignment
  P - Joint Borrower Provisions


  Schedules

  1.1 Bank Commitments
  4.4 Subsidiaries
  4.7 Description of Real Property
  4.8  Patents and Trademarks
  4.10        Material Litigation
  4.18 Environmental Matters
  6.8 Existing Liens, Negative Pledges and Rights of Others
  6.9 Existing Indebtedness
  6.14        Existing Investments
    6.17 Location of Chief Executive Offices and Assets


               REDUCING REVOLVING LOAN AGREEMENT

                 Dated as of November 22, 1995


           This REDUCING REVOLVING LOAN AGREEMENT ("Agreement") is entered into by and among CIRCON CORPORATION, a Delaware corporation (the "Company"), each Active Domestic Subsidiary of the Company which may hereafter become a party to this Agreement as a borrower pursuant to
  Section 11.24 (collectively, with the Company, "Borrowers"), each bank whose name is set forth on the signature pages of this Agreement and each lender which may hereafter become a party to this Agreement pursuant to
  Section 11.8 (collectively, the "Banks" and individually, a "Bank"), and First Interstate Bank of California, as Agent.

           In consideration of the mutual covenants and agreements herein contained, the parties hereto covenant and agree as follows:

                           Article 1
                DEFINITIONS AND ACCOUNTING TERMS


           1.1 Defined Terms. As used in this Agreement, the following terms shall have the meanings set forth below:

           "Accounts Receivable" means accounts receivable in the ordinary course of business consisting of (a) trade accounts receivable arising from the sale of goods and services and
        (b) royalties receivable arising from licensing of patents, trademarks and other Intangible Assets, excluding in each case accounts receivable from Affiliates of Borrowers, net of any reserve for doubtful accounts required under Generally Accepted Accounting Principles.

           "Acquisition" means any transaction, or any series of related transactions, by which the Company and/or any of its Subsidiaries directly or indirectly (a) acquires any ongoing business or all or substantially all of the assets of any firm, partnership, joint venture, limited liability company, corporation or division thereof, whether through purchase of assets, merger or otherwise, (b) acquires (in one transaction or as the most recent transaction in a series of transactions) control of at least a majority in ordinary voting power of the securities of a corporation which have ordinary voting power for the election of directors or (c) acquires control of a 50% or more ownership interest in any partnership, limited liability company or joint venture.

           "Active Domestic Subsidiary" means, as of any date of determination, any Domestic Subsidiary of any Borrower other than any Inactive Domestic Subsidiary.

           "Adjusted Current Liabilities" means, as of any date of determination, the Current Liabilities of the Company and its Subsidiaries on that date (other than under the Notes) plus the Current Liabilities Adjustment Amount on that date, in each case as determined in accordance with Generally Accepted Accounting Principles.

           "Advance" means any advance made or to be made by any Bank to Borrowers as provided in Article 2, and includes each Alternate Base Rate Advance and Eurodollar Rate Advance.

           "Affiliate" means, as to any Person, any other Person which directly or indirectly controls, or is under common control with, or is controlled by, such Person. As used in this definition, "control" (and the correlative terms, "controlled by" and "under common control with") shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise); provided that, in any event, any Person that owns, directly or indirectly, 10% or more of the securities having ordinary voting power for the election of directors or other governing body of a corporation that has more than 100 record holders of such securities, or 10% or more of the ownership interests of any limited liability company that has more than 100 record holders of such interests, or 10% or more of the partnership or other ownership interests of any other Person that has more than 100 record holders of such interests, will be deemed to control such corporation, partnership or other Person.

           "Agent" means First Interstate Bank of California, when acting in its capacity as the Agent under any of the Loan Documents, or any successor Agent.

           "Agent's Office" means the Agent's address as set forth on the signature pages of this Agreement, or such other address as the Agent hereafter may designate by written notice to Borrowers and the Banks.

           "Aggregate Effective Amount" means, as of any date of determination and with respect to all Letters of Credit then outstanding, the sum of (a) the aggregate effective face amounts of all such Letters of Credit not then paid by the Issuing Bank plus
        (b) the aggregate amounts paid by the Issuing Bank under such Letters of Credit not then reimbursed to the Issuing Bank by Borrowers pursuant to Section 2.4(d) and not the subject of Advances made pursuant to Section 2.4(e).

           "Agreement" means this Reducing Revolving Loan Agreement, either as originally executed or as it may from time to time be supplemented, modified, amended, restated or extended.

           "Alternate Base Rate" means, as of any date of determination, the rate per annum (rounded upwards, if necessary, to the next
        1/100 of 1%) equal to the higher of (a) the Prime Rate in effect on such date and (b) the Federal Funds Rate in effect on such date plus of 1%.

           "Alternate Base Rate Advance" means an Advance made hereunder that bears interest determined in relation to the Alternate Base Rate.

           "Alternate Base Rate Loan" means a Loan made hereunder that bears interest determined in relation to the Alternate Base Rate.

           "Applicable Commitment Fee Rate" means, for each Pricing
        Period, the rate set forth below (expressed in basis points per annum) opposite the Applicable Pricing Level for that Pricing Period:

                 Applicable              Commitment
                Pricing Level             Fee Rate
                     I                     18.75
                     II                    25.00
                     III                   37.50

           "Applicable Eurodollar Rate Margin" means, for each Pricing Period, the interest rate margin set forth below (expressed in basis points per annum) opposite the Applicable Pricing Level for that Pricing Period:

                 Applicable
                Pricing Level                 Margin
                     I                        75.00
                     II                       95.00
                     III                     125.00

           "Applicable Pricing Level" means (a), for the initial Pricing Period, Pricing Level II, and (b), for each subsequent Pricing Period, the Pricing Level set forth below opposite the Funded Debt Ratio achieved by the Borrowers as of the last day of the Fiscal Quarter most recently ended prior to the commencement of that Pricing
        Period:

           Pricing Level            Funded Debt Ratio

                I                   Less than or equal to 1.50 to
                                      1.00

                II                  Greater than 1.50 to 1.00 but
                                      less than or equal to 2.50 to
                                      1.00

                III                 Greater than 2.50 to 1.00;

      provided that if Borrowers fail to deliver a Pricing Certificate with respect to any Pricing Period prior to the commencement of such Pricing Period, then until (but only until) such Pricing Certificate is delivered the Applicable Pricing Level for that Pricing Period shall be Pricing Level III.

           "Average Quarterly Funded Debt" means, as of the last day of each Fiscal Quarter, the average principal amount of all Funded Debt outstanding on each day of such Fiscal Quarter.

           "Banking Day" means any Monday, Tuesday, Wednesday, Thursday or Friday, other than a day on which banks are authorized or required to be closed in California or New York.

           "Borrowers" means, collectively, the Company and any Active Domestic Subsidiary that hereafter executes a Joinder Agreement pursuant to Section 11.24.

           "Cabot" means Cabot Medical Corporation, a New Jersey corporation, and, as a result of the Merger, a wholly-owned Subsidiary of the Company.

           "Cabot Convertible Notes" means the 7.50% Convertible
        Subordinated Notes due March 1, 1999 issued by Cabot pursuant to an Indenture dated as of March 20, 1992 in the aggregate original principal amount of $67,000,000.

           "Capital Expenditure" means any expenditure that is considered a capital expenditure under Generally Accepted Accounting Principles, including any amount which is required to be treated as an asset subject to a Capital Lease Obligation.

           "Capital Lease Obligations" means all monetary obligations of a Person as lessee under any leasing or similar arrangement which, in accordance with Generally Accepted Accounting Principles, are required to be capitalized on the books of such Person.

           "Cash" means, when used in connection with any Person, all monetary and non-monetary items owned by that Person that are treated as cash in accordance with Generally Accepted Accounting Principles, consistently applied.

           "Cash Equivalents" means, when used in connection with any Person, that Person's Investments in:

           (a) Government Securities due within one year after the date of the making of the Investment;

           (b) readily marketable direct obligations of any State of the United States of America or any political subdivision of any such State or any public agency or instrumentality thereof given on the date of such Investment a credit rating of at least Aa by Moody's Investors Service, Inc. or AA by Standard & Poor's Rating Group (a division of McGraw-Hill, Inc.), in each case due within one year from the making of the Investment;

           (c) readily marketable direct obligations of any political subdivision of any State of the United States of America or any public agency or instrumentality thereof, or any corporation doing business and incorporated under the Laws of any State of the United States of America, fully backed by a letter of credit issued by a commercial bank with a credit rating on the date of the Investment of at least Aa by Moody's Investors Service, Inc. or AA by Standard & Poor's Rating Group (a division of McGraw-Hill, Inc.), in each case subject to repricing not less frequently than every seven days and to an obligation of the part of the issuing bank to repurchase the same at these repricing points;

           (d) certificates of deposit issued by, bank deposits in, eurodollar deposits through, bankers' acceptances of, and repurchase agreements covering Government Securities executed by, any Bank or any bank incorporated under the Laws of the United States of America, any State thereof or the District of Columbia and having on the date of such Investment combined capital, surplus and undivided profits of at least $250,000,000, or total assets of at least $5,000,000,000, in each case due within one year after the date of the making of the Investment;

           (e) certificates of deposit issued by, bank deposits in, eurodollar deposits through, bankers' acceptances of, and repurchase agreements covering Government Securities executed by, any branch or office located in the United States of America of a bank incorporated under the Laws of any jurisdiction outside the United States of America having on the date of such Investment combined capital, surplus and undivided profits of at least $500,000,000, or total assets of at least $15,000,000,000, in each case due within one year after the date of the making of the Investment;

           (f) repurchase agreements covering Government Securities executed by a broker or dealer registered under Section 15(b) of the Securities Exchange Act of 1934, as amended, having on the date of the Investment capital of at least $50,000,000, due within 30 days after the date of the making of the Investment; provided that the maker of the Investment receives written confirmation of the transfer to it of record ownership of the Government Securities on the books of a "primary dealer" in such Government Securities on the books of such registered broker or dealer, as soon as reasonably practicable after the making of the Investment;

           (g) readily marketable commercial paper of corporations doing business in and incorporated under the Laws of the United States of America or any State thereof or of any corporation that is the holding company for a bank described in clause (d) or (e) above given on the date of such Investment a credit rating of at least P-1 by Moody's Investors Service, Inc. or A-1 by Standard & Poor's Rating Group (a division of McGraw-Hill, Inc.), in each case due within 90 days after the date of the making of the Investment;

           (h) "money market preferred stock" issued by a corporation incorporated under the Laws of the United States of America or any State thereof given on the date of such Investment a credit rating of at least Aa by Moody's Investors Service, Inc. or AA by Standard & Poor's Rating Group (a division of McGraw-Hill, Inc.), in each case having an investment period not exceeding 50 days; provided that
        (i) the amount of all such Investments issued by the same issuer does not exceed $5,000,000 and (ii) the aggregate amount of all such Investments does not exceed $15,000,000;

           (i) a readily redeemable "money market mutual fund" sponsored by a bank described in clause (d) or (e) hereof, or a registered broker or dealer described in clause (f) hereof, that has and maintains an investment policy limiting its investments primarily to instruments of the types described in clauses (a) through (h) hereof and given on the date of such Investment a credit rating of at least Aa by Moody's Investors Service, Inc. and AA by Standard & Poor's Rating Group (a division of McGraw-Hill, Inc.); and

           (j) corporate notes or bonds having an original term to maturity of not more than one year issued by a corporation incorporated under the Laws of the United States of America, or a participation interest therein; provided that (i) commercial paper issued by such corporation is given on the date of such Investment a credit rating of at least Aa by Moody's Investors Service, Inc. and AA by Standard & Poor's Rating Group (a division of McGraw-Hill, Inc.), (ii) the amount of all such Investments issued by the same issuer does not exceed $5,000,000 and (iii) the aggregate amount of all such Investments does not exceed $15,000,000.

           "Certificate" means a certificate signed by a Senior Officer or Responsible Official (as applicable) of the Person providing the certificate, signed on behalf of such Person.

           "Change in Control" means any transaction or series of related transactions (a) in which any Unrelated Person or two or more Unrelated Persons acting in concert acquire beneficial ownership (within the meaning of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934, as amended), directly or indirectly, of 50% or more of the outstanding capital stock of the Company entitled to vote for the election of directors ("Voting Stock"), (b) in which any such Unrelated Person or Unrelated Persons acting in concert acquire beneficial ownership of 20% or more of the Voting Stock subsequent to the Closing Date and (i) at the first election for the board of directors of the Company subsequent to such acquisition, individuals who prior to such election were directors of the Company and individuals approved by such directors cease for any reason (other than death or incapacity) to constitute 50% or more of the board of directors of the Company or (ii) if the terms of all directors of the Company do not expire at the date of such first election, then at the second election for the board of directors of the Company subsequent to such acquisition, individuals who prior to such first election were directors of the Company and individuals approved by such directors cease for any reason (other than death or incapacity) to constitute 50% or more of the board of directors of the Company or
        (c) constituting a "change in control" or other similar occurrence under documentation evidencing or governing any Indebtedness of Borrowers of $5,000,000 or more which results in an obligation of Borrowers to prepay, purchase, offer to purchase, redeem or defease such Indebtedness. For purposes of the foregoing, the term "Unrelated Person" means any Person other than (a) a Subsidiary of the Company, (b) an employee stock ownership plan or other employee benefit plan covering the employees of the Company and its Subsidiaries and (c) Richard A. Auhll, R. Bruce Thompson and any other officer or director of the Company on the date of this Agreement, or any Person with which any of them is an affiliate or associate within the meaning of such terms under the Securities Exchange Act of 1934, as amended.

           "Circon Sub Corp." means Circon Sub Corp., a New Jersey corporation and a wholly-owned Subsidiary of the Company.

           "Closing Date" means the time and Banking Day on which the conditions set forth in Section 8.1 are satisfied or waived. The Agent shall notify Borrowers and the Banks of the date that is the Closing Date.

           "Code" means the Internal Revenue Code of 1986, as amended or replaced and as in effect from time to time.

           "Collateral" means all of the collateral covered by the Collateral Documents.

           "Collateral Documents" means, collectively, the Security Agreement, the Pledge Agreement, the Patent Collateral Assignment, the Trademark Collateral Assignment, the Foreign Intellectual Property Blanket Assignment and any other security agreement, pledge agreement, deed of trust, mortgage or other collateral security agreement hereafter executed and delivered by Borrowers or their respective Active Domestic Subsidiaries to secure the Obligations.

           "Commitment Assignment and Acceptance" means a commitment assignment and acceptance substantially in the form of Exhibit A.

           "Commitment" means subject to Sections 2.5, 2.6 and 2.7, $75,000,000. The respective Pro Rata Shares of the Banks with respect to the Commitment are set forth in Schedule 1.1.

           "Company" means Circon Corporation, a Delaware corporation, and its successors and permitted assigns.

           "Compliance Certificate" means a compliance certificate in the form of Exhibit B, properly completed and signed by a Senior Officer of the Company, on behalf of the Company.

           "Contractual Obligation" means, as to any Person, any provision of any outstanding security issued by that Person or of any material agreement, instrument or undertaking to which that Person is a party or by which it or any of its Property is bound.

           "Current Liabilities" means, as of any date of determination, the consolidated current liabilities of the Company and its Subsidiaries on that date, determined in accordance with Generally Accepted Accounting Principles.

           "Current Liabilities Adjustment Amount" means, as of any date of determination, the aggregate principal Indebtedness outstanding under the Notes as of that date, less $30,000,000. If the result of the foregoing calculation is less than zero, the Current Liabilities Adjustment Amount shall be zero.

           "Debtor Relief Laws" means the Bankruptcy Code of the
        United States of America, as amended from time to time, and all other applicable liquidation, conservatorship, bankruptcy, moratorium, rearrangement, receivership, insolvency, reorganization, or similar debtor relief Laws from time to time in effect affecting the rights of creditors generally.

           "Default" means any event that, with the giving of any applicable notice or passage of time specified in Section 9.1, or both, would be an Event of Default.

           "Default Rate" means the interest rate prescribed in
        Section 3.7.

           "Demonstration Inventory" means, as of any date of determination, finished goods inventory of Borrowers and their Subsidiaries in the possession of one or more sales force employees of Borrowers and their Subsidiaries, which finished goods inventory is used by such employees for the purpose of demonstrating, advertising and selling the products of Borrowers and their Subsidiaries in the ordinary course of business.

           "Designated Deposit Account" means a deposit account to be maintained by Borrowers with First Interstate Bank of California, as from time to time designated by Borrowers by written notification to the Agent.

           "Designated Eurodollar Market" means, with respect to any Eurodollar Rate Loan, (a) the London Eurodollar Market, (b) if prime banks in the London Eurodollar Market are at the relevant time not accepting deposits of Dollars or if the Agent determines in good faith that the London Eurodollar Market does not represent at the relevant time the effective pricing to the Banks for deposits of Dollars in the London Eurodollar Market, the Cayman Islands Eurodollar Market or (c) if prime banks in the Cayman Islands Eurodollar Market are at the relevant time not accepting deposits of Dollars or if the Agent determines in good faith that the Cayman Islands Eurodollar Market does not represent at the relevant time the effective pricing to the Banks for deposits of Dollars in the Cayman Islands Eurodollar Market, such other Eurodollar Market as may from time to time be selected by the Agent with the approval of Borrowers and the Requisite Banks.

           "Disposition" means the sale, transfer, lease or other disposition ("Transfer") of any asset of the Company or any of its Subsidiaries other than (a) a Transfer of Cash, Cash Equivalents, inventory or other assets in the ordinary course of business of the Company or any of its Subsidiaries on terms the Company or such Subsidiary reasonably believes are fair market terms, (b) a Transfer of equipment where substantially similar equipment in replacement thereof has theretofore been acquired, or thereafter within 90 days is acquired, by the Company or any of its Subsidiaries, or where the Company or the Subsidiary determine in good faith that the failure to replace such equipment will not be detrimental to the business of the Company or its Subsidiaries, (c) a Transfer of Property that is no longer required for the conduct of the Company's or a Subsidiary's business, provided any such Transfer is on fair market terms and conditions, (d) a Transfer to Borrowers or to any of its Subsidiaries, (e) a Transfer of capital stock of any Subsidiary to any other Subsidiary or to any Borrower if made subject to the Lien (if any) in favor of the Agent on such capital stock and (f) a Transfer which constitutes a permitted Investment pursuant to
        Section 6.14 or constitutes the liquidation of any such permitted Investment.

           "Disqualified Stock" means any capital stock, warrants, options or other rights to acquire capital stock (but excluding any debt security which is convertible, or exchangeable, for capital stock), which, by its terms (or by the terms of any security into which it is convertible or for which it is exchangeable), or upon the happening of any event, matures or is mandatorily redeemable, pursuant to a sinking fund obligation or otherwise, or is redeemable at the option of the holder thereof, in whole or in part, on or prior to the Maturity Date.

           "Distribution" means, with respect to any shares of capital stock or any warrant or option to purchase an equity security or other equity security issued by a Person, (i) the retirement, redemp-tion, purchase, or other acquisition for Cash or for Property by such Person of any such security, (ii) the declaration or (without duplication) payment by such Person of any dividend in Cash or in Property on or with respect to any such security, (iii) any Investment by such Person in the holder of 5% or more of any such security if a purpose of such Investment is to avoid characterization of the transaction as a Distribution and (iv) any other payment in Cash or Property by such Person constituting a distribution under applicable Laws with respect to such security.

           "Dollars" or "$" means United States dollars.

           "Domestic Subsidiaries" means all Subsidiaries of Borrowers that are not Foreign Subsidiaries.

           "EBITDA" means, with respect to any fiscal period, the sum of
        (a) Net Income for that period, plus (b) any extraordinary loss reflected in such Net Income, minus (c) any extraordinary gain reflected in such Net Income, plus (d) Interest Expense for that period, plus (e) the aggregate amount of federal and state taxes on or measured by income for that period (whether or not payable during that period), plus (f) depreciation, amortization and all other non-Cash expenses for that period, in each case as determine accordance with Generally Accepted Accounting Principles and, in the case of items (d), (e) and (f), only to the extent deducted in the determination of Net Income for that period; provided that if the Company or any Subsidiary has made an Acquisition during that fiscal period, EBITDA shall be calculated as if the Acquisition had been made on the first day of such fiscal period, taking into account the results of operations of the Person that was the subject of the Acquisition.

           "Eligible Assignee" means (a) another Bank, (b) with respect to any Bank, any Affiliate of that Bank, (c) any commercial bank having a combined capital and surplus of $100,000,000 or more, (d) any
        (i) savings bank, savings and loan association or similar financial institution or (ii) insurance company engaged in the business of writing insurance which, in either case (A) has a net worth of $200,000,000 or more, (B) is engaged in the business of lending money and extending credit under credit facilities substantially similar to those extended under this Agreement and (C) is operationally and procedurally able to meet the obligations of a Bank hereunder to the same degree as a commercial bank and (e) any other financial institution (including a mutual fund or other fund) having total assets of $250,000,000 or more which meets the requirements set forth in subclauses (B) and (C) of clause (d) above; provided that each Eligible Assignee must either (I) be organized under the Laws of the United States of America, any State thereof or the District of Columbia or (II) be organized under the Laws of the Cayman Islands or any country which is a member of the Organization for Economic Cooperation and Development, or a political subdivision of such a country, and (a) act hereunder through a branch, agency or funding office located in the United States of America, (b) be exempt from withholding of tax on interest and deliver the documents related thereto pursuant to Section 11.21.

           "ERISA" means the Employee Retirement Income Security Act of 1974, and any regulations issued pursuant thereto, as amended or replaced and as in effect from time to time.

           "Eurodollar Banking Day" means any Banking Day on which dealings in Dollar deposits are conducted by and among banks in the Designated Eurodollar Market.

           "Eurodollar Base Rate" means, with respect to any Eurodollar
        Rate Loan, the interest rate per annum (rounded upward, if necessary, to the next 1/16 of 1%) at which deposits in Dollars are offered by the Eurodollar Reference Bank to prime banks in the Designated Euro-dollar Market at or about 11:00 a.m. local time in the Designated Eurodollar Market, three (3) Eurodollar Banking Days before the first day of the applicable Eurodollar Period in an aggregate amount approximately equal to the amount of the Advance made by the Eurodollar Reference Bank with respect to such Eurodollar Rate Loan and for a period of time comparable to the number of days in the applicable Eurodollar Period. The determination of the Eurodollar Base Rate by the Agent shall be conclusive in the absence of manifest error.

           "Eurodollar Lending Office" means, as to each Bank, its office or branch so designated by written notice to Borrowers and the Agent as its Eurodollar Lending Office. If no Eurodollar Lending Office is designated by a Bank, its Eurodollar Lending Office shall be its office at its address for purposes of notices hereunder.

           "Eurodollar Market" means a regular established market located outside the United States of America by and among banks for the solicitation, offer and acceptance of Dollar deposits in such banks.

           "Eurodollar Obligations" means eurocurrency liabilities, as defined in Regulation D.

           "Eurodollar Period" means, as to each Eurodollar Rate Loan, the period commencing on the date specified by Borrowers pursuant to
        Section 2.1(c) and ending 1, 2, 3 or 6 months (or, with the written consent of all of the Banks, any other period) thereafter, as specified by Borrowers in the applicable Request for Loan; provided that:

                (a) The first day of any Eurodollar Period shall be a Eurodollar Banking Day;

                (b) Any Eurodollar Period that would otherwise end on a day that is not a Eurodollar Banking Day shall be extended to the next succeeding Eurodollar Banking Day unless such Eurodollar Banking Day falls in another calendar month, in which case such Eurodollar Period shall end on the next preceding Eurodollar Banking Day;

                (c) Borrowers may not specify a Eurodollar Period that extends beyond the next Reduction Date unless the aggregate principal amount of the Eurodollar Loans having a Eurodollar Period ending after such Reduction Date does not exceed the Commitment (after giving effect to any reduction thereto scheduled to be made on such Reduction Date pursuant to
             Section 2.6); and

                (d) No Eurodollar Period shall extend beyond the Maturity Date.

           "Eurodollar Rate" means, with respect to any Eurodollar Rate
        Loan, an interest rate per annum (rounded upward, if necessary, to the nearest 1/16 of one percent) determined pursuant to the following formula:

           Eurodollar     Eurodollar Base Rate
             Rate    =    1.00 - Eurodollar Reserve
                                 Percentage

           "Eurodollar Rate Advance" means an Advance made hereunder that bears interest determined in relation to the Eurodollar Rate.

           "Eurodollar Rate Loan" means a Loan made hereunder that bears interest determined in relation to the Eurodollar Rate.

           "Eurodollar Reference Bank" means First Interstate Bank of
        California.

           "Eurodollar Reserve Percentage" means, with respect to any Eurodollar Rate Loan, the maximum reserve percentage (expressed as a decimal, rounded upward, if necessary, to the nearest 1/100th of 1%) in effect on the date the Eurodollar Base Rate for that Eurodollar Rate Loan is determined (whether or not applicable to any Bank) under regulations issued from time to time by the Federal Reserve Board for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to eurocurrency funding (currently referred to as "eurocurrency liabili-ties") having a term comparable to the Eurodollar Period for such Eurodollar Rate Loan. The determination by the Agent of any applicable Eurodollar Reserve Percentage shall be conclusive in the absence of manifest error.

           "Event of Default" shall have the meaning provided in
        Section 9.1.

           "Excluded Taxes" shall have the meaning provided in
        Section 3.10(d).

           "Federal Funds Rate" means, as of any date of determination, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Board (including any such successor, "H.15(519)") for such date opposite the caption "Federal Funds (Effective)". If for any relevant date such rate is not yet published in H.15(519), the rate for such date will be the rate set forth in the daily statistical release designated as the Composite 3:30 p.m. Quotations for U.S. Government Securities, or any successor publication, published by the Federal Reserve Bank of New York (including any such successor, the "Composite 3:30 p.m. Quotation") for such date under the caption "Federal Funds Effective Rate". If on any relevant date the appropriate rate for such date is not yet published in either H.15(519) or the Composite 3:30 p.m. Quotations, the rate for such date will be the arithmetic mean of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York City time) on that date by each of three leading brokers of Federal funds transactions in New York City selected by the Agent. For purposes of this Agreement, any change in the Alternate Base Rate due to a change in the Federal Funds Rate shall be effective as of the opening of business on the effective date of such change.

           "Fiscal Quarter" means the fiscal quarter of Borrowers consisting of a three-month fiscal period ending on each March 31, June 30, September 30 and December 31.

           "Fiscal Year" means the fiscal year of Borrowers consisting of a twelve-month period ending on each December 31.

           "Fixed Charges" means, as of the last day of any Fiscal
        Quarter, the sum of (a) Net Interest Expense for the four (4) Fiscal Quarters then ending, plus (b) Rental Expense for the four (4) Fiscal Quarters then ending, plus (c) the current portion of long-term debt of the Company and its Subsidiaries as of such date, determined in accordance with Generally Accepted Accounting Principles.

           "Fixed Charge Coverage Ratio" means, as of the last day of each Fiscal Quarter, the ratio of Operating Cash Flow for the fiscal period consisting of that Fiscal Quarter and the three immediately preceding Fiscal Quarters to Fixed Charges as of such date; provided that if the Company or any Subsidiary has made an Acquisition during that fiscal period, such ratio shall be calculated as if the Acquisition had been made on the first day of such fiscal period, taking into account the results of operations of the Person that was the subject of the Acquisition for purposes of calculating Operating Cash Flow and Fixed Charges.

           "Foreign Intellectual Property Blanket Assignment" means the intellectual property assignment covering all patents, patent applications, trademarks and trade names of the Company and its Active Domestic Subsidiaries (other than those covered by the Patent Collateral Assignment and Trademark Collateral Assignment) executed by the Company and its Active Domestic Subsidiaries in the form of Exhibit C, either as originally executed or as it may from time to time be supplemented, modified, amended, extended or supplanted.

           "Foreign Subsidiaries" means all Subsidiaries of the Company organized under the Laws of a country other than the United States of America. For purposes of the Loan Documents, a Subsidiary organized under the Laws of a territory (but not a State) of the United States of America (including Puerto Rico, Guam and the U.S. Virgin Islands) shall be a Foreign Subsidiary.

           "Funded Debt" means, as of any date of determination without duplication, the sum of (a) all principal Indebtedness of the Company and its Subsidiaries for borrowed money (including debt securities issued and outstanding) on that date, plus (b) the aggregate amount of all Capital Lease Obligations of the Company and its Subsidiaries on that date.

           "Funded Debt Ratio" means, as of the last day of each Fiscal Quarter, the ratio of (a) Average Quarterly Funded Debt for that Fiscal Quarter to (b) EBITDA for the fiscal period consisting of that Fiscal Quarter and the three immediately preceding Fiscal Quarters, as such ratio is set forth in the most recent Pricing Certificate delivered by the Borrowers pursuant to Section 7.1(c); provided that if such Pricing Certificate is subsequently determined to be in error, then any resulting change in the Applicable Pricing Level shall be made retroactively to the beginning of the relevant Pricing Period.

           "Generally Accepted Accounting Principles" means, as of any date of determination, accounting principles (a) set forth as generally accepted in then currently effective Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants, (b) set forth as generally accepted in then currently effective Statements of the Financial Accounting Standards Board or (c) that are then approved by such other entity as may be approved by a significant segment of the accounting profession in the United States of America. The term "consistently applied," as used in connection therewith, means that the accounting principles applied are consistent in all material respects with those applied at prior dates or for prior periods.

           "Government Securities" means readily marketable (a) direct full faith and credit obligations of the United States of America or obligations guaranteed by the full faith and credit of the United States of America and (b) obligations of an agency or instrumentality of, or corporation owned, controlled or sponsored by, the United States of America that are generally considered in the securities industry to be implicit obligations of the United States of America.

           "Governmental Agency" means (a) any international, foreign, federal, state, county or municipal government, or political subdivision thereof, (b) any governmental agency, authority, board, bureau, commission, department, instrumentality or public body, or
        (c) any court or administrative tribunal of competent jurisdiction.

           "Guaranty Obligation" means, as to any Person, any
        (a) guarantee by that Person of Indebtedness of, or other obligation performable by, any other Person or (b) assurance given by that Person to an obligee of any other Person with respect to the performance of an obligation by, or the financial condition of, such other Person, whether direct, indirect or contingent, including any purchase or repurchase agreement covering such obligation or any collateral security therefor, any agreement to provide funds (by means of loans, capital contributions or otherwise) to such other Person, any agreement to support the solvency or level of any balance sheet item of such other Person or any "keep-well" or other arrangement of whatever nature given for the purpose of assuring or holding harmless such obligee against loss with respect to any obligation of such other Person; provided, however, that the term Guaranty Obligation shall not include endorsements of instruments for deposit or collection in the ordinary course of business. The amount of any Guaranty Obligation shall be deemed to be an amount equal to the stated or determinable amount of the related primary obligation (unless the Guaranty Obligation is limited by its terms to a lesser amount, in which case to the extent of such amount) or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by the Person in good faith.

           "Hazardous Materials" means oil or petrochemical products, poly-chlorinated biphenyl, asbestos, urea formaldehyde, flammable explosives, radioactive materials, hazardous wastes, toxic substances or related materials, including any substances considered "hazardous substances," "hazardous wastes," "hazardous materials," "infectious wastes", "pollutant substances", "solid waste" or "toxic substances" under any Hazardous Materials Laws.

           "Hazardous Materials Laws" means all Laws pertaining to the treatment, transportation or disposal of Hazardous Materials on or about any Real Property owned or leased by the Company or any Subsidiary of the Company or any of their respective Affiliates, or any portion thereof, including without limitation the following: the Federal Water Pollution Control Act (33 U.S.C. 1251, et seq.), the Federal Resource Conservation and Recovery Act of 1976 (42 U.S.C.
         6901, et seq.), the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. 9601, et seq.) and the Superfund Amendments and Reauthorization Act of 1986, the Hazardous Materials Transportation Act, as amended
        (44 U.S.C.  1801, et seq.), the Toxic Substances Control Act,
        15 U.S.C. 2601 et seq., the California Health and Safety Code (Section 25100, et seq.), the California Water Code and the California Administrative Code, in each case as such Laws are amended from time to time.

           "Inactive Domestic Subsidiary" means, as of any date of determination, any Domestic Subsidiary of any Borrower that is not on that date actively engaged in a trade or business and on that date does not have total assets in excess of $10,000, determined in accordance with Generally Accepted Accounting Principles.

           "Indebtedness" means, as to any Person (without duplication),
        (a) indebtedness of such Person for borrowed money or for the deferred purchase price of Property (excluding trade and other accounts payable in the ordinary course of business in accordance with customary trade terms), including any Guaranty Obligation for any such indebtedness, (b) indebtedness of such Person of the nature described in clause (a) that is non-recourse to the credit of such Person but is secured by assets of such Person, to the extent of the value of such assets, (or the amount of such indebtedness, if less),
        (c) Capital Lease Obligations of such Person, (d) indebtedness of such Person arising under bankers' acceptance facilities or under facilities for the discount of accounts receivable of such Person,
        (e) any direct or contingent monetary obligations of such Person under letters of credit issued for the account of such Person and (f) any net monetary obligations of such Person under a Swap Agreement.

           "Initial Reduction Date" means August 1, 1996.

           "Intangible Assets" means assets that are considered intangible assets under Generally Accepted Accounting Principles, including customer lists, goodwill, computer software, copyrights, trade names, trademarks and patents.

           "Intercompany Notes" means the intercompany promissory notes required pursuant to Section 5.15.

           "Interest Differential" means, with respect to any prepayment of a Eurodollar Rate Loan on a day other than the last day of the applicable Eurodollar Period and with respect to any failure to borrow a Eurodollar Rate Loan on the date or in the amount specified in any Request for Loan, (a) the per annum interest rate payable (or, with respect to a failure to borrow, the interest rate which would have been payable) pursuant to Section 3.1(c) with respect to the Eurodollar Rate Loan minus (b) the Eurodollar Rate on, or as near as practicable to the date of the prepayment or failure to borrow for a Eurodollar Rate Loan with a Eurodollar Period commencing on such date and ending on the last day of the Eurodollar Period of the Eurodollar Rate Loan so prepaid or which would have been borrowed on such date.

           "Interest Expense" means, with respect to any fiscal period, the sum of (a) all interest, fees, charges and related expenses paid or payable (without duplication) for that fiscal period to a lender in connection with borrowed money or the deferred purchase price of assets that are considered "interest expense" under Generally Accepted Accounting Principles, plus (b) the portion of rent paid or payable (without duplication) for that fiscal period under Capital Lease Obligations that should be treated as interest in accordance with Financial Accounting Standards Board Statement No. 13.

           "Investment" means, when used in connection with any Person, any investment by or of that Person, whether by means of purchase or other acquisition of stock or other securities of any other Person or by means of a loan, advance creating a debt, capital contribution, guaranty or other debt or equity participation or interest in any other Person, including any partnership and joint venture interests of such Person. The amount of any Investment shall be the amount actually invested without adjustment for subsequent increases or decreases in the value of such Investment.

           "Issuing Bank" means First Interstate Bank of California including such other Persons that may act as agent for and on behalf of First Interstate Bank of California.

           "Joinder Agreement" means the joinder agreement with respect to this Agreement, the Security Agreement, the Pledge Agreement, the Patent Collateral Assignment and the Trademark Collateral Assignment, to be executed and delivered pursuant to Section 11.24 by any additional Borrower in the form of Exhibit D, either as originally executed or as it may from time to time be supplemented, modified, amended, extended or supplanted.

           "Laws" means, collectively, all international, foreign, federal, state and local statutes, treaties, rules, regulations, ordinances, codes and administrative or judicial precedents.

           "Letters of Credit" means any of the standby letters of credit issued by the Issuing Bank under the Commitment pursuant to
        Section 2.4, either as originally issued or as the same may be supplemented, modified, amended, renewed, extended or supplanted.

           "Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment for security, security interest, encumbrance, lien or charge of any kind, whether voluntarily incurred or arising by operation of Law or otherwise, affecting any Property, including any conditional sale or other title retention agreement, any lease in the nature of a security interest, and/or the filing of any financing statement (other than a precautionary financing statement with respect to a lease that is not in the nature of a security interest) under the Uniform Commercial Code or comparable Law of any jurisdiction with respect to any Property.

           "Loan" means the aggregate of the Advances made at the same time and of the same type by the Banks pursuant to a single Request for Loan under Article 2.

           "Loan Documents" means, collectively, this Agreement, the Notes, the Subsidiary Guaranty, the Collateral Documents, any Request for Loan, any Request for Letter of Credit (and any corresponding application and/or reimbursement agreement with respect to any Letter of Credit), any Compliance Certificate, any Pricing Certificate and any other agreements of any type or nature hereafter executed and delivered by the Company or any of its Subsidiaries or Affiliates to the Agent or to any Bank in any way relating to or in furtherance of this Agreement, in each case either as originally executed or as the same may from time to time be supplemented, modified, amended, restated, extended or supplanted.

           "Margin Stock" means "margin stock" as such term is defined in Regulation G or U.

           "Material Adverse Effect" means any set of circumstances or events which (a) has or could reasonably be expected to have any material adverse effect whatsoever upon the validity or enforce-ability of any Loan Document, (b) is or could reasonably be expected to be material and adverse to the condition (financial or otherwise), business operations or prospects of Borrowers and their Subsidiaries, taken as a whole, or (c) materially impairs or could reasonably be expected to materially impair the ability of Borrowers and their Subsidiaries, taken as a whole, to perform the Obligations.

           "Maturity Date" means August 1, 2001.

           "Merger" means the merger of Cabot into Circon Sub Corp., with Cabot as the surviving corporation, pursuant to the Merger Agreement.

           "Merger Agreement" means the Amended and Restated Agreement and Plan of Reorganization dated as of July 10, 1995 by and among Cabot, Circon Sub Corp. and the Company.

           "Multiemployer Plan" means any employee benefit plan of the type described in Section 4001(a)(3) of ERISA.

           "Negative Pledge" means a Contractual Obligation that contains a covenant binding on the Company or any of its Subsidiaries that prohibits Liens on any of its or their Property, other than (a) any such covenant contained in a Contractual Obligation granting a Lien permitted under Section 6.9 which affects only the Property that is the subject of such permitted Lien and (b) any such covenant that does not apply to Liens securing the Obligations.

           "Net Income" means, with respect to any fiscal period, the consolidated net income of the Company and its Subsidiaries for that period, determined in accordance with Generally Accepted Accounting Principles, consistently applied; provided, however, that any earnings of, and dividends payable to, the Company or any Subsidiary in currencies which, during such fiscal period, are blocked against conversion into United States Dollars, shall be excluded from the determination of consolidated net income until such time, if any, as such blockage is terminated.

           "Net Interest Expense" means, with respect to any fiscal period, Interest Expense for that fiscal period less the aggregate amount of interest income earned by the Company and its Subsidiaries for that fiscal period, unless such interest income exceeds Interest Expense for that fiscal period, in which case Net Interest Expense shall be zero.

           "Note" means the promissory note made by Borrowers to a Bank evidencing the Advances under that Bank's Pro Rata Share of the Commitment, substantially in the form of Exhibit E, either as originally executed or as the same may from time to time be supplemented, modified, amended, renewed, extended or supplanted.

           "Obligations" means all present and future obligations of every kind or nature of Borrowers or any Party at any time and from time to time owed to the Agent or the Banks or any one or more of them, under any one or more of the Loan Documents, whether due or to become due, matured or unmatured, liquidated or unliquidated, or contingent or noncontingent, including obligations of performance as well as obligations of payment, and including interest that accrues after the commencement of any proceeding under any Debtor Relief Law by or against Borrowers or any Subsidiary or Affiliate of Borrowers.

           "Operating Cash Flow" means, with respect to any fiscal period, the sum of (a) Net Income for that fiscal period plus (b) all depreciation, amortization and other non-Cash expenses deducted from revenues to arrive at Net Income for that fiscal period plus (c) Net Interest Expense for the fiscal period plus (d) Rental Expense for that fiscal period.

           "Opinions of Counsel" means the favorable written legal opinions of (a) Daniel J. Meaney, Jr., general counsel to the Company and its Subsidiaries, and (b) Wilson Sonsini Goodrich & Rosati, special acquisition counsel to the Company and its Subsidiaries, collectively substantially in the form of Exhibit F (and which legal opinions may specifically exclude any matters relating to products liability litigation affecting, directly or indirectly, Borrowers and their Subsidiaries), together with copies of all factual certificates and legal opinions upon which such counsel has relied.

           "Party" means any Person other than the Agent and the Banks, which now or hereafter is a party to any of the Loan Documents.

           "Patent Collateral Assignment (Issued)" means a patent collateral assignment covering issued patents to be executed and delivered by the Company and its Active Domestic Subsidiaries in the form of Exhibit G, either as originally executed or as it may from time to time be supplemented, modified, amended, extended or supplanted.

           "Patent Collateral Assignment (Pending Applications)" means a patent collateral assignment covering pending applications for patents to be executed and delivered by the Company and its Active Domestic Subsidiaries in the form of Exhibit H, either as originally executed or as it may from time to time be supplemented, modified, amended, extended or supplanted.

           "PBGC" means the Pension Benefit Guaranty Corporation or any successor thereof established under ERISA.

           "Pension Plan" means any "employee pension benefit plan" (as such term is defined in Section 3(2) of ERISA), other than a Multiemployer Plan, which is subject to Title IV of ERISA and is maintained by Borrowers or any of its Subsidiaries or to which Borrowers or any of its Subsidiaries contributes or has an obligation to contribute.

           "Permitted Encumbrances" means:

                (a) Inchoate Liens incident to construction on or main-tenance of Real Property; or Liens incident to construction on or maintenance of Real Property now or hereafter filed of record for which adequate reserves have been set aside (or deposits made pursuant to applicable Law) and which are being contested in good faith by appropriate proceedings and have not proceeded to judgment, provided that, by reason of nonpayment of the obligations secured by such Liens, no such Real Property is subject to a material risk of loss or forfeiture;

                (b) Liens for taxes and assessments on Real Property which are not yet delinquent; or Liens for taxes and assessments on Real Property for which adequate reserves have been set aside and are being contested in good faith by appropriate proceedings and have not proceeded to judgment, provided that, by reason of nonpayment of the obligations secured by such Liens, no such Real Property is subject to a material risk of loss or forfeiture;

                (c) minor defects and irregularities in title to any Real Property which in the aggregate do not materially impair the fair market value or use of the Real Property for the purposes for which it is or may reasonably be expected to be held;

                (d) easements, exceptions, reservations, or other agreements for the purpose of pipelines, conduits, cables, wire communication lines, power lines and substations, streets, trails, walkways, drainage, irrigation, water, and sewerage purposes, dikes, canals, ditches, the removal of oil, gas, coal, or other minerals, and other like purposes affecting Real Property, facilities, or equipment which in the aggregate do not materially burden or impair the fair market value or use of such Real Property for the purposes for which it is or may reasonably be expected to be held;

                (e) easements, exceptions, reservations, or other agreements for the purpose of facilitating the joint or common use of Property affecting Real Property which in the aggregate do not materially burden or impair the fair market value or use of such Property for the purposes for which it is or may reasonably be expected to be held;

                (f) rights reserved to or vested in any Governmental Agency to control or regulate, or obligations or duties to any Governmental Agency with respect to, the use of any Real Property;

                (g) rights reserved to or vested in any Governmental Agency to control or regulate, or obligations or duties to any Governmental Agency with respect to, any right, power, franchise, grant, license, or permit;

                (h) present or future zoning laws and ordinances or other laws and ordinances restricting the occupancy, use, or enjoyment of Real Property;

                (i) statutory Liens, other than those described in clauses (a) or (b) above, arising in the ordinary course of business with respect to obligations which are not delinquent or are being contested in good faith, provided that, if delinquent, adequate reserves have been set aside with respect thereto and, by reason of nonpayment, no Property is subject to a material risk of loss or forfeiture;

                (j) covenants, conditions, and restrictions affecting the use of Real Property which in the aggregate do not materially impair the fair market value or use of the Real Property for the purposes for which it is or may reasonably be expected to be held;

                (k) rights of tenants under leases and rental agree-ments covering Real Property entered into in the ordinary course of business of the Person owning such Real Property;

                (l) Liens consisting of pledges or deposits to secure obligations under workers' compensation laws or similar legislation, including Liens of judgments thereunder which are not currently dischargeable;

                (m) Liens consisting of pledges or deposits of Property to secure performance in connection with operating leases made in the ordinary course of business to which Borrowers or a Subsidiary of Borrowers is a party as lessee, provided the aggregate value of all such pledges and deposits in connection with any such lease does not at any time exceed 20% of the annual fixed rentals payable under such lease;

                (n) Liens consisting of deposits of Property to secure bids made with respect to, or performance of, contracts (other than contracts creating or evidencing an extension of credit to the depositor) in the ordinary course of business;

                (o) Liens consisting of any right of offset, or statutory bankers' lien, on bank deposit accounts maintained in the ordinary course of business so long as such bank deposit accounts are not established or maintained for the purpose of providing such right of offset or bankers' lien;

                (p) Liens consisting of deposits of Property to secure statutory obligations of Borrowers or a Subsidiary of Borrowers in the ordinary course of its business;

                (q)  Liens consisting of deposits of Property to secure
             (or in lieu of) surety, performance, appeal or customs bonds in proceedings to which Borrowers or a Subsidiary of Borrowers is a party in the ordinary course of its business;

                (r) Liens created by or resulting from any litigation or legal proceeding involving Borrowers or a Subsidiary of Borrowers in the ordinary course of its business which is currently being contested in good faith by appropriate proceedings, provided that adequate reserves have been set aside to the extent required by Generally Accepted Accounting Principles and no material Property is subject to a material risk of loss or forfeiture; and

                (s) other non-consensual Liens incurred in the ordinary course of business but not in connection with an extension of credit, which do not in the aggregate, when taken together with all other such Liens, materially impair the value or use of the Property of the Borrowers and the Subsidiaries of Borrowers, taken as a whole.

           "Permitted Right of Others" means a Right of Others consisting of (a) an interest (other than a legal or equitable co-ownership interest and an option or right to acquire a legal or equitable co-ownership interest) that does not materially impair the value or use of Property for the purposes for which it is or may reasonably be expected to be held, (b) an option or right to acquire a Lien that would be a Permitted Encumbrance, (c) the subordination of a lease or sublease in favor of a financing entity, (d) a license, or similar right, of or to Intangible Assets granted in the ordinary course of business, and (e) any interest, option or right of any Borrower or any Subsidiary of any Borrower.

           "Person" means any individual or entity, including a trustee, corporation, general partnership, limited partnership, limited liability company, joint stock company, trust, estate, unincorporated organization, business association, firm, joint venture, Governmental Agency, or other entity.

           "Pledge Agreement" means the pledge agreement to be executed and delivered by the Company and its Active Domestic Subsidiaries, in the form of Exhibit I, either as originally executed or as it may from time to time be supplemented, modified, amended, extended or supplanted.

           "Pledged Collateral" means (a) the certificates evidencing
        (i) all of the shares of capital stock held by the Company or any of its Active Domestic Subsidiaries in all Domestic Subsidiaries of the Company and (ii) 65% of the shares of capital stock held by the Company or any of its Active Domestic Subsidiaries in all Foreign Subsidiaries and (b) any and all Intercompany Notes other than Intercompany Notes payable solely to a Foreign Subsidiary.

           "Pricing Certificate" means a certificate in the form of Exhibit J, properly completed and signed by a Senior Officer of Borrowers on behalf of Borrowers.

           "Pricing Period" means (a) the period commencing on the Closing Date and ending on November 30, 1995, (b) the period commencing on each December 1 and ending on the next following February 28 or 29, as applicable, (c) the period commencing on each March 1 and ending on the next following May 31, (d) the period commencing on each June 1 and ending on the next following August 30 and (e) the period commencing on each September 1 and ending on the next following November 30.

           "Prior Credit Facilities" means, collectively, the credit facilities evidenced by or otherwise the subject of (a) that certain Business Loan Agreement dated as of June 30, 1993, as amended, between Bank of America National Trust and Savings Association and the Company and (b) that certain Amended and Restated Loan Agreement dated as of August 16, 1994, as amended, among Cabot, Surgitek, Inc. and Cabot Technology Corp., as borrowers, and Meridian Bank.

           "Prime Rate" means the rate that First Interstate Bank of California announces from time to time as its prime lending rate, as in effect from time to time. The Prime Rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to any customer. First Interstate Bank of California or any other Bank may make commercial loans or other loans at rates of interest at, above or below the Prime Rate.

           "Projections" means the financial projections dated
        September 27, 1995 distributed by or on behalf of Borrowers to the Banks.

           "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

           "Pro Rata Share" means, with respect to each Bank, the percentage of the Commitment set forth opposite the name of that Bank on Schedule 1.1.

           "Quarterly Payment Date" means each September 30, December 31, March 31 and June 30.

           "Quick Ratio" means, as of any date of determination, the ratio of (a) the aggregate of the Cash, Cash Equivalents and Accounts Receivable of the Company and its Subsidiaries on that date to
        (b) the Adjusted Current Liabilities of the Company and its Subsidiaries on that date, in each case as determined in accordance with Generally Accepted Accounting Principles.

           "Real Property" means, as of any date of determination, all real Property then or theretofore owned, leased or occupied by the Company or any of its Subsidiaries.

           "Reduction Amount" means, with respect to each Reduction Date, $3,000,000.

           "Reduction Date" means the Initial Reduction Date and each February 1 and August 1 thereafter.

           "Regulation D" means Regulation D, as at any time amended, of the Board of Governors of the Federal Reserve System, or any other regulation in substance substituted therefor.

           "Regulations G, T, U and X" means Regulations G, T, U and X, as at any time amended, of the Board of Governors of the Federal Reserve System, or any other regulations in substance substituted therefor.

           "Rental Expense" means, with respect to any fiscal period, all amounts paid or payable (without duplication) for that fiscal period as rent under leases or rental agreements for the use of Property (other than Capital Lease Obligations).

           "Request for Letter of Credit" means a written request for a Letter of Credit substantially in the form of Exhibit K, accompanied by the customary form of letter of credit application used by the Issuing Bank, in each case signed by a Senior Officer of Borrowers, on behalf of Borrowers, and properly completed to provide all information required to be included therein.

           "Request for Loan" means a written request for a Loan substantially in the form of Exhibit L, signed by a Senior Officer of Borrowers, on behalf of Borrowers, and properly completed to provide all information required to be included therein.

           "Requirement of Law" means, as to any Person, the articles or certificate of incorporation and by-laws or other organizational or governing documents of such Person, and any Law, or judgment, award, decree, writ or determination of a Governmental Agency, in each case applicable to or binding upon such Person or any of its Property or to which such Person or any of its Property is subject.

           "Requisite Banks" means, as of any date of determination,
        (a) for purposes of amending, modifying or waiving the provisions of Sections 5.10, 5.11, 5.12, 5.14, 6.3, 6.5, 6.9, 6.11, 6.12, 6.13,
        6.15, 6.16, 8.3 and 8.4, Banks having in the aggregate 66 2/3% or more of the Commitment then in effect and, in any event, not less than two (2) Banks, and (b) for all other purposes, Banks having in the aggregate 66 2/3% or more of the Commitment then in effect.

           "Reserve Amount" means, as of any date of determination, the greater of (a) $50,500,000 and (b) the aggregate principal Indebtedness then outstanding under the Cabot Convertible Notes less $20,000,000.

           "Responsible Official" means (a) when used with reference to a Person other than an individual, any (i) corporate officer of such Person, (ii) manager of any such Person that is a limited liability company, (iii) general partner of such Person, (iv) corporate officer of a corporate general partner of such Person, (v) corporate officer of a corporate general partner of a partnership that is a general partner of such Person, or (vi) any other responsible official thereof duly acting on behalf thereof, and (b) when used with reference to a Person who is an individual, such Person. Any document or certificate hereunder that is signed or executed by a Responsible Official of another Person shall be conclusively presumed to have been authorized by all necessary corporate, partnership and/or other action on the part of such other Person.

           "Right of Others" means, as to any Property in which a Person has an interest, any legal or equitable right, title or other inter-est (other than a Lien) held by any other Person in that Property, and any option or right held by any other Person to acquire any such right, title or other interest in that Property, including any option or right to acquire a Lien; provided, however, that (a) any covenant restricting the use or disposition of Property of such Person con-tained in any Contractual Obligation of such Person and (b) any provision contained in a contract creating a right of payment or performance in favor of a Person that conditions, limits, restricts, diminishes, transfers or terminates such right, shall not be deemed to constitute a Right of Others.

           "Security Agreement" means the security agreement to be executed and delivered by the Company and its Active Domestic Subsidiaries, in the form of Exhibit M, either as originally executed or as it may from time to time be supplemented, modified, amended, extended or supplanted.

           "Senior Officer" means the (a) chief executive officer,
        (b) president, (c) executive vice president, (d) senior vice president, (e) chief financial officer, (f) treasurer or
        (g) assistant treasurer of each of Borrowers.

           "Show Inventory" means, as of any date of determination, finished goods inventory of Borrowers and their Subsidiaries specifically designated and used in connection with trade shows, sales conventions and similar events for the purpose of advertising and selling products of Borrowers and their Subsidiaries.

           "Special Eurodollar Circumstance" means the application or adoption after the Closing Date of any Law or interpretation, or any change therein or thereof, or any change in the interpretation or administration thereof by any Governmental Agency, central bank or comparable authority charged with the interpretation or administra-tion thereof, or compliance by any Bank or its Eurodollar Lending Office with any request or directive (whether or not having the force of Law) of any such Governmental Agency, central bank or comparable authority, or the existence or occurrence of circumstances affecting the Designated Eurodollar Market generally that are beyond the reasonable control of the Banks.

           "Stockholders' Equity" means, as of any date of determination and with respect to any Person, the consolidated stockholders' equity of the Person as of that date determined in accordance with Generally Accepted Accounting Principles; provided that there shall be excluded from Stockholders' Equity any amount attributable to Disqualified Stock.

           "Subsidiary" means, as of any date of determination and with respect to any Person, any corporation, partnership or limited liability company (whether or not, in any such case, characterized as such or as a "joint venture"), whether now existing or hereafter organized or acquired: (a) in the case of a corporation, of which a majority of the securities having ordinary voting power for the election of directors or other governing body (other than securities having such power only by reason of the happening of a contingency) are at the time beneficially owned by such Person and/or one or more Subsidiaries of such Person, or (b) in the case of a partnership or limited liability company, of which a majority of the partnership or other ownership interests are at the time beneficially owned by such Person and/or one or more of its Subsidiaries.

           "Subsidiary Guaranty" means the continuing guaranty of the Obligations to be executed and delivered by the Active Domestic Subsidiaries of the Company that are not Borrowers, in the form of Exhibit N, either as originally executed or as it may from time to time be supplemented, modified, amended, extended or supplemented.

           "Swap Agreement" means a written agreement between Borrowers and one or more financial institutions providing for "swap", "cap", "collar" or other interest rate protection with respect to any Indebtedness.

           "Tangible Net Worth" means, as of any date of determination, the Stockholders' Equity of the Company and its Subsidiaries on that date minus (a) the aggregate Intangible Assets of the Company and its Subsidiaries on that date, (b) any accounts receivable or loan owing to the Company or any of its Subsidiaries by an officer, director, employee, agent, partner or Affiliate of the Company and (c) any other asset of the Company or any of its Subsidiaries which the Requisite Banks determine should be excluded for this purpose.

           "to the best knowledge of" means, when modifying a representation, warranty or other statement of any Person, that the fact or situation described therein is known by the Person (or, in the case of a Person other than a natural Person, known by a Responsible Official of that Person) making the representation, warranty or other statement, or with the exercise of reasonable due diligence under the circumstances (in accordance with the standard of what a reasonable Person in similar circumstances would have done) should have been known by the Person (or, in the case of a Person other than a natural Person, should have been known by a Responsible Official of that Person). For purposes of the foregoing definition only, "Responsible Official" when used with respect to any Borrower shall mean and refer solely to Senior Officers of such Borrower.

           "Trademark Collateral Assignment" means a trademark collateral assignment to be executed and delivered by the Company and its Active Domestic Subsidiaries in the form of Exhibit O, either as originally executed or as it may from time to time be supplemented, modified, amended, extended or supplanted.

           "type", when used with respect to any Loan or Advance, means the designation of whether such Loan or Advance is an Alternate Base Rate Loan or Advance, or a Eurodollar Rate Loan or Advance.

           1.2 Use of Defined Terms. Any defined term used in the plural shall refer to all members of the relevant class, and any defined term used in the singular shall refer to any one or more of the members of the relevant class.

           1.3 Accounting Terms. All accounting terms not specifically defined in this Agreement shall be construed in conformity with, and all financial data required to be submitted by this Agreement shall be prepared in conformity with, Generally Accepted Accounting Principles applied on a consistent basis, except as otherwise specifically prescribed herein. In the event that Generally Accepted Accounting Principles change during the term of this Agreement such that the covenants contained in Sections 6.11 through 6.13 would then be calculated in a different manner or with dif-ferent components, (a) Borrowers and the Banks agree to amend this Agreement in such respects as are necessary to conform those covenants as criteria for evaluating Borrowers' financial condition to substantially the same criteria as were effective prior to such change in Generally Accepted Accounting Principles and (b) Borrowers shall be deemed to be in compliance with the covenants contained in the aforesaid Sections during the 90-day period following any such change in Generally Accepted Accounting Principles if and to the extent that Borrowers would have been in compliance therewith under Generally Accepted Accounting Principles as in effect immediately prior to such change.

           1.4 Rounding. Any financial ratios required to be maintained by Borrowers pursuant to this Agreement shall be calculated by dividing the appropriate component by the other component, carrying the result to one place more than the number of places by which such ratio is expressed in this Agreement and rounding the result up or down to the nearest number (with a round-up if there is no nearest number) to the number of places by which such ratio is expressed in this Agreement.

           1.5 Exhibits and Schedules. All Exhibits and Schedules to this Agreement, either as originally existing or as the same may from time to time be supplemented, modified or amended, are incorporated herein by this reference. A matter disclosed on any Schedule shall be deemed disclosed on all Schedules.

           1.6 References to "Borrowers" and to "Borrowers and their Subsidiaries". Any reference herein to "Borrowers" shall refer solely to the Company during such times, if any, as the Company shall be the only Borrower hereunder. Similarly, any reference herein to "the Company and its Subsidiaries" shall refer solely to the Company during such times, if any, as the Company shall have no Subsidiaries and any reference herein to "Borrowers and their Subsidiaries" shall refer solely to Borrowers during such times, if any, as Borrowers shall have no Subsidiaries.

           1.7 Miscellaneous Terms. The term "or" is disjunctive; the term "and" is conjunctive. The term "shall" is mandatory; the term "may" is permissive. Masculine terms also apply to females; feminine terms also apply to males. The term "including" is by way of example and not limitation.

                           Article 2
                             LOANS


           2.1  Loans-General.

                (a) Subject to the terms and conditions set forth in this Agreement, at any time and from time to time from the Closing Date, to, but excluding, the Maturity Date, each Bank shall, pro rata according to that Bank's Pro Rata Share of the then applicable Commitment, make Advances to Borrowers under the Commitment in such amounts as Borrowers may request that do not result in the sum of
        (i) the aggregate principal Indebtedness outstanding under the Notes plus (ii) the Aggregate Effective Amount of all outstanding Letters of Credit exceeding (A) so long as the conditions precedent set forth in Section 8.2 have not been satisfied, the then applicable Commitment less the Reserve Amount and (B) upon and after satisfaction of the conditions precedent set forth in Section 8.2, the then applicable Commitment. Subject to the limitations set forth herein, Borrowers may borrow, repay and reborrow under the Commitment without premium or penalty.

                (b) Subject to the next sentence, each Loan shall be made pursuant to a Request for Loan which shall specify the requested
        (i) date of such Loan, (ii) type of Loan, (iii) amount of such Loan,
        (iv) whether the proceeds of such Loan will be used, directly or indirectly, to repay the Indebtedness evidenced by the Cabot Convertible Notes or any portion thereof, and, if so, the percentage of funds provided under this Agreement, after giving effect to such Loan, toward repayment of the Cabot Convertible Notes (which percentage shall not in any event exceed 75%), and (v) in the case of a Eurodollar Rate Loan, the Eurodollar Period for such Loan. Unless the Agent has notified, in its sole and absolute discretion, Borrowers to the contrary, a Loan may be requested by telephone by a Senior Officer of Borrowers, in which case Borrowers shall confirm such request by promptly delivering a Request for Loan in person or by telecopier conforming to the preceding sentence to the Agent. Agent shall incur no liability whatsoever hereunder in acting reasonably upon any telephonic request for Loan purportedly made by a Senior Officer of Borrowers, which hereby agree to indemnify the Agent from any loss, cost, expense or liability as a result of so acting.

                (c) Promptly following receipt of a Request for Loan, the Agent shall notify each Bank by telephone or telecopier (and if by telephone, promptly confirmed by telecopier) of the date and type of the Loan, the applicable Eurodollar Period, and that Bank's Pro Rata Share of the Loan. Not later than 11:00 a.m., Los Angeles time, on the date specified for any Loan (which must be a Banking Day), each Bank shall make its Pro Rata Share of the Loan in immediately available funds available to the Agent at the Agent's Office. Upon satisfaction or waiver of the applicable conditions set forth in
        Article 8, all Advances shall be credited on that date in immediately available funds to the Designated Deposit Account.

                (d)  Unless the Requisite Banks otherwise consent,
        (i) each Alternate Base Rate Loan shall be not less than $500,000 and
        (ii) each Eurodollar Rate Loan shall be not less than $2,000,000 and shall be an integral multiple of $500,000.

                (e) The Advances made by each Bank shall be evidenced by that Bank's Note.

                (f) A Request for Loan shall be irrevocable upon the Agent's first notification thereof.

                (g) If no Request for Loan (or telephonic request for Loan referred to in the second sentence of Section 2.1(b), if applicable) has been made within the requisite notice periods set forth in Section 2.2 or 2.3 in connection with a Loan which, if made and giving effect to the application of the proceeds thereof, would not increase the outstanding principal Indebtedness evidenced by the Notes, then, unless Borrowers shall have earlier repaid such Loan, Borrowers shall be deemed to have requested, as of the date upon which the related then outstanding Loan is due pursuant to Sec-tion 3.1(e)(i), an Alternate Base Rate Loan in an amount equal to the amount necessary to cause the outstanding principal Indebtedness evi-denced by the Notes to remain the same and, subject to Section 8.4, the Banks shall make the Advances necessary to make such Loan notwithstanding Sections 2.2 and 2.3.

                (h) If a Loan is to be made on the same date that another Loan is due and payable, Borrowers or the Banks, as the case may be, shall make available to the Agent the net amount of funds giving effect to both such Loans and the effect for purposes of this Agreement shall be the same as if separate transfers of funds had been made with respect to each such Loan.

           2.2 Alternate Base Rate Loans. Each request by Borrowers for an Alternate Base Rate Loan shall be made pursuant to a Request for Loan (or telephonic or other request for loan referred to in the second sentence of Section 2.1(b), if applicable) received by the Agent, at the Agent's Office, not later than 11:00 a.m. Los Angeles time, at least one (1) Banking Day before the requested Alternate Base Rate Loan. All Loans shall constitute Alternate Base Rate Loans unless properly designated as a Eurodollar Rate Loan pursuant to Section 2.3.

           2.3  Eurodollar Rate Loans.

                (a)  Each request by Borrowers for a Eurodollar Rate
        Loan shall be made pursuant to a Request for Loan (or telephonic or other request for Loan referred to in the second sentence of
        Section 2.1(b), if applicable) received by the Agent, at the Agent's Office, not later than 11:00 a.m., Los Angeles time, at least three
        (3) Eurodollar Banking Days before the first day of the applicable Eurodollar Period.

                (b)  On the date which is two (2) Eurodollar Banking
        Days before the first day of the applicable Eurodollar Period, the Agent shall confirm its determination of the applicable Eurodollar Rate (which determination shall be conclusive in the absence of manifest error) and promptly shall give notice of the same to Borrowers and the Banks by telephone or telecopier (and if by telephone, promptly confirmed by telecopier).

                (c) Unless the Agent and the Requisite Banks otherwise consent, no more than six (6) Eurodollar Rate Loans shall be out-standing at any one time.

                (d) No Eurodollar Rate Loan may be requested during the existence of a Default or Event of Default.

                (e) Nothing contained herein shall require any Bank to fund any Eurodollar Rate Advance in the Designated Eurodollar Market.

           2.4  Letters of Credit.

                (a) Subject to the terms and conditions hereof, at any time and from time to time from the Closing Date through the Maturity Date, the Issuing Bank shall issue such Letters of Credit under the Commitment as Borrowers may request by a Request for Letter of Credit; provided that (i) giving effect to all such Letters of Credit, the sum of (A) the aggregate principal Indebtedness outstanding under the Notes plus (B) the Aggregate Effective Amount of all outstanding Letters of Credit do not exceed (1) so long as the conditions precedent set forth in Section 8.2 have not been satisfied, the then applicable Commitment less the Reserve Amount and
        (2) upon and after satisfaction of the conditions precedent set forth in Section 8.2, the then applicable Commitment, and (ii) the Aggregate Effective Amount under all outstanding Letters of Credit shall not exceed $5,000,000. Each Letter of Credit shall be in a form reasonably acceptable to the Issuing Bank. Unless the Issuing Bank otherwise consents, the term of any Letter of Credit shall not exceed 365 days. Unless all the Banks otherwise consent in a writing delivered to the Agent, the term of any Letter of Credit shall not extend beyond the Maturity Date. A Request for Letter of Credit shall be irrevocable absent the consent of the Issuing Bank, which consent shall not be unreasonably withheld or delayed.

                (b) Each Request for Letter of Credit shall be submitted to the Issuing Bank, with a copy to the Agent, at least three (3) Banking Days prior to the date upon which the related Letter of Credit is proposed to be issued. The Agent shall promptly notify the Issuing Bank whether such Request for Letter of Credit, and the issuance of a Letter of Credit pursuant thereto, conforms to the requirements of this Agreement. Upon issuance of a Letter of Credit, the Issuing Bank shall promptly notify the Agent, and the Agent shall promptly notify the Banks, of the amount and terms thereof.

                (c) Upon the issuance of a Letter of Credit, each Bank shall be deemed to have purchased a pro rata participation in such Letter of Credit from the Issuing Bank in proportion to that Bank's Pro Rata Share of the Commitment. Without limiting the scope and nature of each Bank's participation in any Letter of Credit, to the extent that the Issuing Bank has not been reimbursed by Borrowers for any payment required to be made by the Issuing Bank under any Letter of Credit, each Bank shall, pro rata according to its Pro Rata Share of the Commitment, reimburse the Issuing Bank through the Agent promptly upon demand for the amount of such payment. The obligation of each Bank to so reimburse the Issuing Bank shall be absolute and unconditional and shall not be affected by the occurrence of an Event of Default or any other occurrence or event. Any such reimbursement shall not relieve or otherwise impair the obligation of Borrowers to reimburse the Issuing Bank for the amount of any payment made by the Issuing Bank under any Letter of Credit together with interest as hereinafter provided.

                (d) Borrowers agree to pay to the Issuing Bank through the Agent an amount equal to any payment made by the Issuing Bank with respect to each Letter of Credit within one (1) Banking Day after demand made by the Issuing Bank therefor, together with interest on such amount from the date of any payment made by the Issuing Bank at the rate applicable to Alternate Base Rate Loans for the period commencing on the date of any such payment and continuing through the first Banking Day following such demand and thereafter at the Default Rate. The principal amount of any such payment shall be used to reimburse the Issuing Bank for the payment made by it under the Letter of Credit. Each Bank that has reimbursed the Issuing Bank pursuant to Section 2.4(c) for its Pro Rata Share of any payment made by the Issuing Bank under a Letter of Credit shall thereupon acquire a pro rata participation, to the extent of such reimbursement, in the claim of the Issuing Bank against Borrowers under this Section 2.4(d) and shall share, in accordance with that pro-rata participation, in any payment made by Borrowers with respect to such claim. Upon receipt of any such reimbursement from Borrowers, the Issuing Bank shall pay to the Agent, for the ratable benefit of those Banks that had reimbursed the Issuing Bank pursuant to Section 2.4(c) for their respective Pro Rata Shares of any payment made by the Issuing Bank under a Letter of Credit to which such reimbursement applies, the amount of such reimbursement.

                (e)  If Borrowers fail to make the payment required by
        Section 2.4(d) within the time period therein set forth, in lieu of the reimbursement to the Issuing Bank under Section 2.4(c) the Issuing Bank may (but is not required to), without notice to or the consent of Borrowers, instruct the Agent to cause Advances to be made by the Banks under the Commitment in an aggregate amount equal to the amount paid by the Issuing Bank with respect to that Letter of Credit and, for this purpose, the conditions precedent set forth in
        Article 8 shall not apply. The proceeds of such Advances shall be paid to the Issuing Bank to reimburse it for the payment made by it under the Letter of Credit. Such Advances shall be payable upon demand and shall bear interest at the Default Rate.

                (f) The issuance of any supplement, modification, amendment, renewal, or extension to or of any Letter of Credit shall be treated in all respects the same as the issuance of a new Letter of Credit.

                (g)  The obligation of Borrowers to pay to the Issuing
        Bank the amount of any payment made by the Issuing Bank under any Letter of Credit shall be absolute, unconditional, and irrevocable, subject only to performance by the Issuing Bank of its obligations to Borrowers under Section 5109 of the Uniform Commercial Code. Without limiting the foregoing, Borrowers' obligations shall not be affected by any of the following circumstances:

                (i) any lack of validity or enforceability of the Letter of Credit, this Agreement, or any other agreement or instrument relating thereto;

               (ii) any amendment or waiver of or any consent to departure from the Letter of Credit, this Agreement, or any other agreement or instrument relating thereto, with the written consent of Borrowers executed by a Senior Officer;

              (iii) the existence of any claim, setoff, defense, or other rights which Borrowers may have at any time against the Issuing Bank, the Agent or any Bank, any beneficiary of the Letter of Credit (or any persons or entities for whom any such beneficiary may be acting) or any other Person, whether in con-nection with the Letter of Credit, this Agreement, or any other agreement or instrument relating thereto, or any unrelated transactions;

               (iv) any demand, statement, or any other document presented under the Letter of Credit proving to be forged, fraudulent, invalid, or insufficient in any respect or any statement therein being untrue or inaccurate in any respect whatsoever so long as any such document reasonably appeared to comply with the terms of the Letter of Credit;

                (v) payment by the Issuing Bank in good faith under the Letter of Credit against presentation of a draft or any accompanying document which does not strictly comply with the terms of the Letter of Credit;

               (vi) the existence, character, quality, quantity, condition, packing, value or delivery of any Property purported to be represented by documents presented in connection with any Letter of Credit or for any difference between any such Property and the character, quality, quantity, condition, or value of such Property as described in such documents;

              (vii) the time, place, manner, order or contents of shipments or deliveries of Property as described in documents presented in connection with any Letter of Credit or the existence, nature and extent of any insurance relative thereto;

             (viii) the solvency or financial responsibility of any party issuing any documents in connection with a Letter of Credit;

               (ix) any failure or delay in notice of shipments or arrival of any Property;

                (x) any error in the transmission of any message relating to a Letter of Credit not caused by the Issuing Bank, or any delay or interruption in any such message;

               (xi) any error, neglect or default of any correspondent of the Issuing Bank in connection with a Letter of Credit;

              (xii) any consequence arising from acts of God, war, insurrection, civil unrest, disturbances, labor disputes, emergency conditions or other causes beyond the control of the Issuing Bank; and

             (xiii) so long as the Issuing Bank in good faith determines that the contract or document appears to comply with the terms of the Letter of Credit, the form, accuracy, genuineness or legal effect of any contract or document referred to in any document submitted to the Issuing Bank in connection with a Letter of Credit.

                (h) The Issuing Bank shall be entitled to the protection accorded to the Agent pursuant to Section 10.6, mutatis mutandis.

                (i)  The Uniform Code of Practice for Documentary
        Credits, as published in its most current version by the International Chamber of Commerce, shall be deemed a part of this Section and shall apply to all Letters of Credit to the extent not inconsistent with applicable Law.

           2.5 Voluntary Reduction of Commitment. Borrowers shall have the right, at any time and from time to time, without penalty or charge, upon at least two (2) Banking Days' prior written notice by a Senior Officer of Borrowers to the Agent, voluntarily to reduce, permanently and irrevocably, in aggregate principal amounts in an integral multiple of $2,000,000 but not less than $2,000,000, or to terminate, all or a portion of the then undisbursed portion of the Commitment, provided that any such reduction or termination shall be accompanied by payment of all accrued and unpaid commitment fees with respect to the portion of the Commitment being reduced or terminated. The Agent shall promptly notify the Banks of any reduction or termination of the Commitment under this Section. Any voluntary reduction of the Commitment under this Section shall be applied to reduce the Reduction Amount for the final Reduction Date (to the extent of such reduction) and thereafter to preceding Reduction Dates in the inverse order of their occurrence.

           2.6 Automatic Reduction of Commitment. Subject to the last sentence of Section 2.5, on each Reduction Date, the Commitment shall automatically be reduced by the applicable Reduction Amount. The Commitment, without notice or any further act, shall automatically terminate on the Maturity Date.

           2.7 Optional Termination of Commitment. Following the occurrence of a Change in Control, the Requisite Banks may in their sole and absolute discretion elect, during the sixty (60) day period immediately subsequent to the later of (a) such occurrence or (b) the earlier of
  (i) receipt of Borrowers' written notice to the Agent of such occurrence or
  (ii) if no such notice has been received by the Agent, the date upon which the Agent has actual knowledge thereof, to terminate the Commitment, in which case the Commitment shall be terminated effective on the date which is thirty (30) days subsequent to written notice from the Agent to Borrowers thereof.

           2.8  Agent's Right to Assume Funds Available for Advances.
  Unless the Agent shall have been notified by any Bank no later than the Banking Day prior to the funding by the Agent of any Loan that such Bank does not intend to make available to the Agent such Bank's portion of the total amount of such Loan, the Agent may assume that such Bank has made such amount available to the Agent on the date of the Loan and the Agent may, in reliance upon such assumption, make available to Borrowers a corresponding amount. If the Agent has made funds available to Borrowers based on such assumption and such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to recover such corresponding amount on demand from such Bank. If such Bank does not pay such corresponding amount forthwith upon the Agent's demand therefor, the Agent promptly shall notify Borrowers and Borrowers shall pay such corresponding amount to the Agent. The Agent also shall be entitled to recover from such Bank interest on such corresponding amount in respect of each day from the date such corresponding amount was made available by the Agent to Borrowers to the date such corresponding amount is recovered by the Agent, at a rate per annum equal to the daily Federal Funds Rate. Nothing herein shall be deemed to relieve any Bank from its obligation to fulfill its share of the Commitment or to prejudice any rights which the Agent or Borrowers may have against any Bank as a result of any default by such Bank hereunder.

           2.9 Collateral and Guaranty. The Obligations shall be secured by the Collateral pursuant to the Collateral Documents and be guaranteed pursuant to the Subsidiary Guaranty.
                           Article 3
                       PAYMENTS AND FEES


           3.1  Principal and Interest.

                (a) Interest shall be payable on the outstanding daily unpaid principal amount of each Advance from the date thereof until payment in full is made and shall accrue and be payable at the rates set forth or provided for herein before and after default, before and after maturity, before and after judgment, and before and after the commencement of any proceeding under any Debtor Relief Law, with interest on overdue interest at the Default Rate to the fullest extent permitted by applicable Laws.

                (b) Interest accrued on each Alternate Base Rate Loan shall be due and payable on each Quarterly Payment Date and on the date of any prepayment of the Notes pursuant to Section 3.1(f). Except as otherwise provided in Section 3.7, the unpaid principal amount of any Alternate Base Rate Loan shall bear interest at a fluctuating rate per annum equal to the Alternate Base Rate. Each change in the interest rate under this Section 3.1(b) due to a change in the Alternate Base Rate shall take effect simultaneously with the corresponding change in the Alternate Base Rate.

                (c) Interest accrued on each Eurodollar Rate Loan which is for a term of three months or less shall be due and payable on the last day of the related Eurodollar Period. Interest accrued on each other Eurodollar Rate Loan shall be due and payable on the date which is three months after the date such Eurodollar Rate Loan was made (and, in the event that all of the Banks have approved a Eurodollar Period of longer than six months, every three months thereafter through the last day of the Eurodollar Period) and on the last day of the related Eurodollar Period. Except as otherwise provided in Sections 3.1(d) and 3.8, the unpaid principal amount of any Eurodollar Rate Loan shall bear interest at a rate per annum equal to the Eurodollar Rate for that Eurodollar Rate Loan plus the Applicable Eurodollar Rate Margin.

                (d) During the existence of a Default or Event of Default, the Requisite Banks may determine that any or all then outstanding Eurodollar Rate Loans shall be converted to Alternate Base Rate Loans. Such conversion shall be effective upon notice to Borrowers from the Requisite Banks (or from the Agent on behalf of the Requisite Banks) and shall continue so long as such Default or Event of Default continues to exist.

                (e) If not sooner paid, the principal Indebtedness evidenced by the Notes shall be payable as follows:

           (i) the principal amount of each Eurodollar Rate Loan shall be payable (subject to Section 2.1(g)) on the last day of the Eurodollar Period for such Loan;

                              (ii)       the amount, if any, by which the sum of
            (A) the principal outstanding Indebtedness evidenced by the Notes plus (B) the Aggregate Effective Amount of all outstanding Letters of Credit, at any time exceeds (1) so long as the conditions precedent set forth in Section 8.2 have not been satisfied, the then applicable Commitment less the Reserve Amount and (2) upon and after satisfaction of the conditions precedent set forth in Section 8.2, the then applicable
            Commitment, shall be payable immediately; and

                     (iii) the principal outstanding Indebtedness evidenced by the Notes (together with all other non-contingent payment Obligations) shall in any event be payable on the Maturity Date.

                      (f) The Notes may, at any time and from time to time, voluntarily be paid or prepaid in whole or in part without premium or penalty, except that with respect to any voluntary prepayment under this Section (i) any partial prepayment shall be not less than $500,000, (ii) the Agent shall have received written notice of any prepayment by 9:00 a.m. Los Angeles time three (3) B to the date of prepayment of a Eurodollar Rate Loan, which notice shall identify the date and amount of the prepayment and the Loan(s) being prepaid (no advance notice shall be required with respect to the prepayment of any Alternate Base Rate Loan), (iii) each pre-payment of principal on any Eurodollar Rate Loan shall be accompanied by payment of interest accrued to the date of payment on the amount of principal paid, (iv) any payment or prepayment of all or any part of any Eurodollar Rate Loan on a day other than the last day of the applicable Eurodollar Period shall be subject to Section 3.6(d), and
       (v) upon any partial repayment of a Eurodollar Rate Loan that reduces it below $2,000,000, the remaining portion thereof shall automatically convert to an Alternate Base Rate Loan.

           3.2 Agent's Fees. Borrowers shall pay to the Agent the fees in such amounts and at such times as heretofore agreed upon by letter agreement between Borrowers and the Agent. Such fees are for the services of the Agent and are fully earned on the date paid. The fees paid to the Agent are solely for its own account and are nonrefundable.

           3.3 Commitment Fees. From and including the Closing Date, and for so long as any portion of the Commitment remains in effect, Borrowers shall pay to the Agent, for the ratable accounts of the Banks pro rata according to their Pro Rata Share of the Commitment, a commitment fee equal to the Applicable Commitment Fee Rate per annum times the average daily amount by which the Commitment exceeds the sum of (a) the aggregate principal Indebtedness evidenced by the Notes plus (b) the Aggregate Effective Amount of all Letters of Credit outstanding. The commitment fee shall be payable quarterly in arrears on each Quarterly Payment Date and on the Maturity Date.

           3.4 Letter of Credit Fees. Concurrently with the issuance of each Letter of Credit, Borrowers shall pay a letter of credit issuance fee to the Issuing Bank, for the sole account of the Issuing Bank, in an amount equal to of 1% (25 basis points) per annum of the face amount of such Letter of Credit for the term of such Letter of Credit. Borrowers shall also concurrently pay to the Agent, for the ratable account of the Banks in accordance with their Pro Rata Share of the Commitment, a standby letter of credit fee in an amount equal to 1% (100 basis points) per annum times the face amount of such Letter of Credit for the term of such Letter of Credit. In addition to the foregoing, in connection with a Letter of Credit and activity relating thereto, Borrowers shall also pay amendment, transfer, issuance, negotiation and such other fees as the Issuing Bank normally charges (not to include origination fees), in the amounts set forth from time to time as the Issuing Bank's published scheduled fees for such services, which fees shall be solely for the account of the Issuing Bank. Each of the fees payable with respect to Letters of Credit under this
  Section is earned when due and is nonrefundable.

           3.5 Increased Commitment Costs. If any Bank shall determine in good faith that the introduction after the Closing Date of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change therein or any change in the interpretation or administration thereof by any central bank or other Governmental Agency charged with the interpretation or administration thereof, or compliance by such Bank (or its Eurodollar Lending Office) or any corporation controlling the Bank, with any request, guideline or directive regarding capital adequacy (whether or not having the force of law) of any such central bank or other authority, affects or would affect the amount of capital required or expected to be maintained by such Bank or any corporation controlling such Bank and (taking into consideration such Bank's or such corporation's policies with respect to capital adequacy and such Bank's desired return on capital) determines in good faith that the amount of such capital is increased, or the rate of return on capital is reduced, as a consequence of its obligations under this Agreement, then, within ten (10) Banking Days after demand of such Bank, Borrowers shall pay to such Bank, from time to time as specified in good faith by such Bank, additional amounts sufficient to compensate such Bank in light of such circumstances, to the extent reasonably allocable to such obligations under this Agreement.

           3.6  Eurodollar Costs and Related Matters.

                (a) If, after the date hereof, the existence or occurrence of any Special Eurodollar Circumstance:

                (1)  shall subject any Bank or its Eurodollar Lending
             Office to any tax, duty or other charge or cost with respect to any Eurodollar Rate Advance, any of its Notes evidencing Eurodollar Rate Loans or its obligation to make Eurodollar Rate Advances, or shall change the basis of taxation of payments to any Bank attributable to the principal of or interest on any Eurodollar Rate Advance or any other amounts due under this Agreement in respect of any Eurodollar Rate Advance, any of its Notes evidencing Eurodollar Rate Loans or its obligation to make Eurodollar Rate Advances, excluding (i) taxes imposed on or measured in whole or in part by its overall net income, gross income or gross receipts or capital and franchise taxes imposed on it, by (A) any jurisdiction (or political subdivision thereof) in which it is organized or maintains its principal office or Eurodollar Lending Office or (B) any jurisdiction (or political subdivision thereof) in which it is "doing business" (unless it would not be doing business in such jurisdiction (or political subdivision thereof) absent the transactions contemplated hereby), (ii) any withholding taxes or other taxes based on gross income imposed by the United States of America (other than withholding taxes and taxes based on gross income resulting from or attributable to any change in any law, rule or regulation or any change in the interpretation or administration of any law, rule or regulation by any Governmental Agency) or (iii) any withholding taxes or other taxes based on gross income imposed by the United States of America for any period with respect to which it has failed to provide Borrowers with the appropriate form or forms required by Section 11.21, to the extent such forms are then required by applicable Laws;

                (2) shall impose, modify or deem applicable any reserve not applicable or deemed applicable on the date hereof (including, without limitation, any reserve imposed by the Board of Governors of the Federal Reserve System, but excluding the Eurodollar Reserve Percentage taken into account in calculating the Eurodollar Rate), special deposit, capital or similar requirements against assets of, deposits with or for the account of, or credit extended by, any Bank or its Eurodollar Lending Office; or

                (3) shall impose on any Bank or its Eurodollar Lending Office or the Designated Eurodollar Market any other condition affecting any Eurodollar Rate Advance, any of its Notes evidencing Eurodollar Rate Loans, its obligation to make Eurodollar Rate Advances or this Agreement, or shall otherwise affect any of the same;

      and the result of any of the foregoing, as determined in good faith by such Bank, increases the cost to such Bank or its Eurodollar Lending Office of making or maintaining any Eurodollar Rate Advance or in respect of any Eurodollar Rate Advance, any of its Notes evidencing Eurodollar Rate Loans or its obligation to make Eurodollar Rate Advances or reduces the amount of any sum received or receivable by such Bank or its Eurodollar Lending Office with respect to any Eurodollar Rate Advance, any of its Notes evidencing Eurodollar Rate Loans or its obligation to make Eurodollar Rate Advances (assuming such Bank's Eurodollar Lending Office had funded 100% of its Euro-dollar Rate Advance in the Designated Eurodollar Market), then, within five (5) Banking Days after demand by such Bank (with a copy to the Agent), Borrowers shall pay to such Bank such additional amount or amounts as will compensate such Bank for such increased cost or reduction (determined as though such Bank's Eurodollar Lending Office had funded 100% of its Eurodollar Rate Advance in the Designated Eurodollar Market). Borrowers hereby indemnify each Bank against, and agree to hold each Bank harmless from and reimburse such Bank within ten (10) Banking Days after demand for (without duplica-tion) all costs, expenses, claims, penalties, liabilities, losses, reasonable legal fees and damages incurred or sustained by each Bank in connection with this Agreement, or any of the rights, obligations or transactions provided for or contemplated herein, as a direct result of the existence or occurrence of any Special Eurodollar Circumstance. A statement of any Bank claiming compensation under this subsection and setting forth in reasonable detail the additional amount or amounts to be paid to it hereunder shall be conclusive in the absence of manifest error. Each Bank agrees to endeavor promptly to notify Borrowers of any event of which it has actual knowledge, occurring after the Closing Date, which will entitle such Bank to compensation pursuant to this Section, and agrees to designate a dif-ferent Eurodollar Lending Office if such designation will avoid the need for or reduce the amount of such compensation and will not, in the good faith judgment of such Bank, otherwise be materially disadvantageous to such Bank. If any Bank claims compensation under this Section, Borrowers may at any time, upon at least three (3) Eurodollar Banking Days' prior notice to the Agent and such Bank and upon payment in full of the amounts provided for in this Section through the date of such payment plus any prepayment fee required by
        Section 3.6(d), pay in full the affected Eurodollar Rate Advances of such Bank or convert such Eurodollar Rate Advances to Alternate Base Rate Advances.

                (b) If, after the date hereof, the existence or occurrence of any Special Eurodollar Circumstance shall, in the good faith opinion of any Bank, make it unlawful or impossible for such Bank or its Eurodollar Lending Office to make, maintain or fund its portion of any Eurodollar Rate Loan, or materially restrict the authority of such Bank to purchase or sell, or to take deposits of, Dollars in the Designated Eurodollar Market, or to determine or charge interest rates based upon the Eurodollar Rate, and such Bank shall so notify the Agent, then such Bank's obligation to make Eurodollar Rate Advances shall be suspended for the duration of such illegality or impossibility and the Agent forthwith shall give notice thereof to the other Banks and Borrowers. Upon receipt of such notice, the outstanding principal amount of such Bank's Eurodollar Rate Advances, together with accrued interest thereon, automatically shall be converted to Alternate Base Rate Advances with Eurodollar Periods corresponding to the Eurodollar Loans of which such Eurodollar Rate Advances were a part on either (1) the last day of the Eurodollar Period(s) applicable to such Eurodollar Rate Advances if such Bank may lawfully continue to maintain and fund such Eurodollar Rate Advances to such day(s) or (2) immediately if such Bank may not lawfully continue to fund and maintain such Eurodollar Rate Advances to such day(s), provided that in such event the conversion shall not be subject to payment of a prepayment fee under
        Section 3.6(d). Each Bank agrees to endeavor promptly to notify Borrowers of any event of which it has actual knowledge, occurring after the Closing Date, which will cause that Bank to notify the Agent under this Section 3.6(b), and agrees to designate a different Eurodollar Lending Office if such designation will avoid the need for such notice and will not, in the good faith judgment of such Bank, otherwise be materially disadvantageous to such Bank. In the event that any Bank is unable, for the reasons set forth above, to make, maintain or fund its portion of any Eurodollar Rate Loan, such Bank shall fund such amount as an Alternate Base Rate Advance for the same period of time, and such amount shall be treated in all respects as an Alternate Base Rate Advance. Any Bank whose obligation to make Eurodollar Rate Advances has been suspended under this Section 3.6(b) shall promptly notify the Agent and Borrowers of the cessation of the Special Eurodollar Circumstance which gave rise to such suspension.

                (c)  If, with respect to any proposed Eurodollar Rate
        Loan:

                (1) the Agent reasonably determines that, by reason of circumstances affecting the Designated Eurodollar Market generally that are beyond the reasonable control of the Banks, deposits in Dollars (in the applicable amounts) are not being offered to any Bank in the Designated Eurodollar Market for the applicable Eurodollar Period; or

                (2) the Requisite Banks advise the Agent that the Eurodollar Rate as determined by the Agent (i) does not represent the effective pricing to such Banks for deposits in Dollars in the Designated Eurodollar Market in the relevant amount for the applicable Eurodollar Period, or (ii) will not adequately and fairly reflect the cost to such Banks of making the applicable Eurodollar Rate Advances;

      then the Agent forthwith shall give notice thereof to Borrowers and the Banks, whereupon until the Agent notifies Borrowers that the circumstances giving rise to such suspension no longer exist, the obligation of the Banks to make any future Eurodollar Rate Advances shall be suspended. If at the time of such notice there is then pending a Request for Loan that specifies a Eurodollar Rate Loan, such Request for Loan shall be deemed to specify an Alternate Base Rate Loan.

                (d) Upon payment or prepayment of any Eurodollar Rate Advance (other than as the result of a conversion required under Section 3.6(b)), on a day other than the last day in the applicable Eurodollar Period (whether voluntarily, involuntarily, by reason of acceleration, or otherwise), or upon the failure of Borrowers (for a reason other than the failure of a Bank to make an Advance) to borrow on the date or in the amount specified for a Eurodollar Rate Loan in any Request for Loan, Borrowers shall pay to the appropriate Bank within ten (10) Banking Days after demand a prepayment fee or failure to borrow fee, as the case may be (determined as though 100% of the Eurodollar Rate Advance had been funded in the Designated Eurodollar Market) equal to the sum of:

                (1) the principal amount of the Eurodollar Rate Advance prepaid or not borrowed, as the case may be, times [the number of days between the date of prepayment or failure to borrow, as applicable, and the last day in the applicable Eurodollar Period], divided by 360, times the applicable Interest Differential (provided that the product of the foregoing formula must be a positive number); plus

                (2) all out-of-pocket expenses incurred by the Bank reasonably attributable to such payment, prepayment or failure to borrow.

      Each Bank's determination of the amount of any prepayment fee payable under this Section 3.6(d) shall be conclusive in the absence of manifest error.

           3.7 Late Payments. If any installment of principal or interest or any fee or cost or other amount payable under any Loan Document to the Agent or any Bank is not paid when due, it shall thereafter bear interest at a fluctuating interest rate per annum at all times equal to the sum of the Alternate Base Rate plus 2%, to the fullest extent permitted by applicable Laws. Accrued and unpaid interest on past due amounts (including, without limitation, interest on past due interest) shall be compounded monthly, on the last day of each calendar month, to the fullest extent permitted by applicable Laws.

           3.8 Computation of Interest and Fees. Computation of interest on Alternate Base Rate Loans shall be calculated on the basis of a year of 365 or 366 days, as the case may be, and the actual number of days elapsed; computation of interest on Eurodollar Rate Loans and all fees under this Agreement shall be calculated on the basis of a year of 360 days and the actual number of days elapsed. Borrowers acknowledge that such latter calculation method will result in a higher yield to the Banks than a method based on a year of 365 or 366 days. Interest shall accrue on each Loan for the day on which the Loan is made; interest shall not accrue on a Loan, or any portion thereof, for the day on which the Loan or such portion is paid. Any Loan that is repaid on the same day on which it is made shall bear interest for one day. Notwithstanding anything in this Agreement to the contrary, interest in excess of the maximum amount permitted by applicable Laws shall not accrue or be payable hereunder or under the Notes, and any amount paid as interest hereunder or under the Notes which would otherwise be in excess of such maximum permitted amount shall instead be treated as a payment of principal.

           3.9 Non-Banking Days. If any payment to be made by Borrowers or any other Party under any Loan Document shall come due on a day other than a Banking Day, payment shall instead be considered due on the next succeeding Banking Day and the extension of time shall be reflected in computing interest and fees.

           3.10  Manner and Treatment of Payments.

                (a) Each payment hereunder (except payments pursuant to Sections 3.5, 3.6, 11.3, 11.11 and 11.22) or on the Notes or under any other Loan Document shall be made to the Agent, at the Agent's Office, for the account of each of the Banks or the Agent, as the case may be, in immediately available funds not later than 11:00 a.m., Los Angeles time, on the day of payment (which must be a Banking Day). All payments received after 11:00 a.m., Los Angeles time, on any Banking Day, shall be deemed received on the next succeeding Banking Day. The amount of all payments received by the Agent for the account of each Bank shall be immediately paid by the Agent to the applicable Bank in immediately available funds and, if such payment was received by the Agent by 11:00 a.m., Los Angeles time, on a Banking Day and not so made available to the account of a Bank on that Banking Day, the Agent shall reimburse that Bank for the cost to such Bank of funding the amount of such payment at the Federal Funds Rate. All payments shall be made in lawful money of the United States of America.

                (b) Each payment or prepayment on account of any Loan shall be applied pro rata according to the outstanding Advances made by each Bank comprising such Loan.

                (c) Each Bank shall use its best efforts to keep a record of Advances made by it and payments received by it with respect to each of its Notes and, subject to Section 10.6(g), such record shall, as against Borrowers, be presumptive evidence of the amounts owing. Notwithstanding the foregoing sentence, no Bank shall be liable to any Party for any failure to keep such a record.

                (d) Each payment of any amount payable by Borrowers or any other Party under this Agreement or any other Loan Document shall be made free and clear of, and without reduction by reason of, any taxes, assessments or other charges imposed by any Governmental Agency, central bank or comparable authority, excluding (i) taxes imposed on or measured in whole or in part by its overall net income, gross income or gross receipts or capital and franchise taxes imposed on it, by (A) any jurisdiction (or political subdivision thereof) in which it is organized or maintains its principal office or Eurodollar Lending Office or (B) any jurisdiction (or political subdivision thereof) in which it is "doing business" (unless it would not be doing business in such jurisdiction (or political subdivision thereof) absent the transactions contemplated hereby), (ii) any withholding taxes or other taxes based on gross income imposed by the United States of America (other than withholding taxes and taxes based on gross income resulting from or attributable to any change in any law, rule or regulation or any change in the interpretation or administration of any law, rule or regulation by any Governmental Agency) or (iii) any withholding taxes or other taxes based on gross income imposed by the United States of America for any period with respect to which it has failed to provide Borrowers with the appropriate form or forms required by Section 11.21, to the extent such forms are then required by applicable Laws (all such excluded taxes, assessments or other charges being hereinafter referred to as "Excluded Taxes"). To the extent that Borrowers are obligated by applicable Laws to make any deduction or withholding on account of taxes, assessments and other charges from any amount payable to any Bank under this Agreement, Borrowers shall (i) make such deduction or withholding and pay the same to the relevant Governmental Agency and
        (ii) pay such additional amount to that Bank as is necessary to result in that Bank's receiving a net after-tax amount equal to the amount to which that Bank would have been entitled under this Agreement absent such deduction or withholding. If and when receipt of such payment results in an excess payment or credit to that Bank on account of such taxes, assessments and other charges, that Bank shall promptly refund such excess to Borrowers.

           3.11 Funding Sources. Nothing in this Agreement shall be deemed to obligate any Bank to obtain the funds for any Loan or Advance in any particular place or manner or to constitute a representation by any Bank that it has obtained or will obtain the funds for any Loan or Advance in any particular place or manner.

           3.12 Failure to Charge Not Subsequent Waiver. Any decision by the Agent or any Bank not to require payment of any interest (including interest arising under Section 3.7), fee, cost or other amount payable under any Loan Document, or to calculate any amount payable by a particular method, on any occasion shall in no way limit or be deemed a waiver of the Agent's or such Bank's right to require full payment of any interest (including interest arising under Section 3.7), fee, cost or other amount payable under any Loan Document, or to calculate an amount payable by another method that is not inconsistent with this Agreement, on any other or subsequent occasion.

           3.13  Agent's Right to Assume Payments Will be Made by
  Borrowers. Unless the Agent shall have been notified by Borrowers prior to the date on which any payment to be made by Borrowers hereunder is due that Borrowers do not intend to remit such payment, the Agent may, in its discretion, assume that Borrowers have remitted such payment when so due and the Agent may, in its discretion and in reliance upon such assumption, make available to each Bank on such payment date an amount equal to such Bank's share of such assumed payment. If Borrowers have not in fact remitted such payment to the Agent, each Bank shall forthwith on demand repay to the Agent the amount of such assumed payment made available to such Bank, together with interest thereon in respect of each day from and including the date such amount was made available by the Agent to such Bank to the date such amount is repaid to the Agent at the Federal Funds Rate.

           3.14 Automatic Debit. Borrowers hereby authorize the Agent to automatically debit the Designated Deposit Account for the amount of all payments (principal, interest, fees and otherwise) due to the Agent or the Banks pursuant to this Agreement on the date such payments are due. Either Borrowers or the Agent may terminate this automatic debit arrangement upon five (5) Banking Days notice to the other.

           3.15 Fee Determination Detail. The Agent, and any Bank, shall provide reasonable detail to Borrowers regarding the manner in which the amount of any payment to the Agent and the Banks, or that Bank, under
  Article 3 has been determined, concurrently with demand for such payment.

           3.16 Survivability. All of Borrowers' obligations under Sections 3.5, 3.6 and 3.10(d) shall survive for one (1) year following the date on which the Commitment is terminated and all Loans hereunder are fully paid.

                           Article 4
                 REPRESENTATIONS AND WARRANTIES


           Borrowers represent and warrant to the Banks that:

           4.1  Existence and Qualification; Power; Compliance With Laws.
  The Company is a corporation duly formed, validly existing and in good standing under the Laws of Delaware. Each other Borrower is a corporation duly formed, validly existing and in good standing under the Laws of the jurisdiction of its organization. Each of Borrowers is duly qualified or registered to transact business and is in good standing in each other jurisdiction in which the conduct of its business or the ownership or leasing of its Properties makes such qualification or registration necessary, except where the failure so to qualify or register and to be in good standing would not constitute a Material Adverse Effect. Each of Borrowers has all requisite corporate power and authority to conduct its business, to own and lease its Properties and to execute and deliver each Loan Document to which it is a Party and to perform its Obligations. The chief executive office of Borrowers is located in Santa Barbara, California. All outstanding shares of capital stock of the Company are duly authorized, validly issued, fully paid and non-assessable, and no holder thereof has any enforceable right of rescission under any applicable state or federal securities Laws. Each of Borrowers is in compliance with all Laws and other legal requirements applicable to its business, has obtained all authorizations, consents, approvals, orders, licenses and permits from, and has accomplished all filings, registrations and qualifications with, or obtained exemptions from any of the foregoing from, any Governmental Agency that are necessary for the transaction of its business, except where the failure to so comply, file, register, qualify or obtain exemptions does not constitute a Material Adverse Effect.

           4.2 Authority; Compliance With Other Agreements and Instruments and Government Regulations. The execution, delivery and performance by each of Borrowers and each Active Domestic Subsidiary of Borrowers of the Loan Documents to which it is a Party have been duly authorized by all necessary corporate action, and do not and will not:

                (a) Require any consent or approval not heretofore obtained of any partner, director, stockholder, security holder or creditor of such Party;

                (b) Violate or conflict with any provision of such Party's charter, certificates or articles of incorporation or bylaws, as applicable;

                (c) Result in or require the creation or imposition of any Lien or Right of Others upon or with respect to any Property now owned or leased or hereafter acquired by such Party;

                (d) Violate any Requirement of Law applicable to such Party, subject to obtaining the authorizations from, or filings with, the Governmental Agencies described in Schedule 4.3;

                (e) Result in a breach of or constitute a default under, or cause or permit the acceleration of any obligation owed under, any indenture or loan or credit agreement or any other Contractual Obligation to which such Party is a party or by which such Party or any of its Property is bound or affected;

  and none of Borrowers or any Subsidiary is in violation of, or default under, any Requirement of Law or Contractual Obligation, or any indenture, loan or credit agreement described in Section 4.2(e), in any respect that constitutes a Material Adverse Effect.

           4.3 No Governmental Approvals Required. No authorization, consent, approval, order, license or permit from, or filing, registration or qualification with, any Governmental Agency is or will be required to authorize or permit under applicable Laws the execution, delivery and performance by each of Borrowers and its Active Domestic Subsidiaries of the Loan Documents to which it is a Party.

           4.4  Subsidiaries.

                (a) Schedule 4.4 hereto correctly sets forth the names, form of legal entity, number of shares of capital stock issued and outstanding, number of shares (or units of equity interests, as the case may be) owned by Borrowers or a Subsidiary of Borrowers (speci-fying such owner) and jurisdictions of organization of all Subsid-iaries of the Company and specifies which thereof, as of the Closing Date, are Domestic Subsidiaries (and whether Active or Inactive) and Foreign Subsidiaries. Except as described in Schedule 4.4 or
        Schedule 6.14, Borrowers do not own any capital stock, equity interest or debt security which is convertible, or exchangeable, for capital stock or equity interests in any Person. Unless otherwise indicated in Schedule 4.4, all of the outstanding shares of capital stock, or all of the units of equity interest, as the case may be, of each Subsidiary are owned of record and beneficially by the Company, there are no outstanding options, warrants or other rights to purchase capital stock of any such Subsidiary, and all such shares or equity interests so owned are duly authorized, validly issued, fully paid and non-assessable, and were issued in compliance with all applicable state and federal securities and other Laws, and are free and clear of all Liens and Rights of Others, except for Permitted Encumbrances and Permitted Rights of Others.

                (b) Each Subsidiary is a corporation or limited liability company duly formed, validly existing and in good standing under the Laws of its jurisdiction of organization, is duly qualified to do business as a foreign organization and is in good standing as such in each jurisdiction in which the conduct of its business or the ownership or leasing of its Properties makes such qualification nec-essary (except where the failure to be so duly qualified and in good standing does not constitute a Material Adverse Effect), and has all requisite power and authority to conduct its business and to own and lease its Properties.

                (c) Each Subsidiary is in compliance with all Laws and other requirements applicable to its business and has obtained all authorizations, consents, approvals, orders, licenses, and permits from, and each such Subsidiary has accomplished all filings, registrations, and qualifications with, or obtained exemptions from any of the foregoing from, any Governmental Agency that are necessary for the transaction of its business, except where the failure to be in such compliance, obtain such authorizations, consents, approvals, orders, licenses, and permits, accomplish such filings, registra-tions, and qualifications, or obtain such exemptions, does not con-stitute a Material Adverse Effect.

           4.5 Financial Statements. The Company has furnished to the Banks (a) the audited unqualified consolidated financial statements of the Company and its Subsidiaries for the Fiscal Year ended December 31, 1994 and (b) the unaudited balance sheet and statement of operations of the Company and its Subsidiaries for the Fiscal Quarter ended June 30, 1995. The financial statements described in clause (a) fairly present in all material respects the financial condition, results of operations and changes in financial position, and the balance sheet and statement of operations described in clause (b) fairly present in all material respects the financial condition and results of operations, of the Company and its Subsidiaries as of such dates and for such periods in conformity with Generally Accepted Accounting Principles, consistently applied.

           4.6 No Other Liabilities; No Material Adverse Changes. The Company and its Subsidiaries do not have any material liability or material contingent liability not reflected or disclosed in the balance sheet described in Section 4.5(b), other than liabilities and contingent liabili-ties arising in the ordinary course of business since the date of such financial statements and liabilities and contingent liabilities otherwise disclosed in writing to the Agent and the Banks. As of the Closing Date, no circumstance or event has occurred that constitutes a Material Adverse Effect since June 30, 1995, or, as of any date subsequent to the Closing Date, since the Closing Date.

           4.7 Title to and Location of Property. The Company and its Subsidiaries have valid title to the Property reflected in the balance sheet described in Section 4.5(b), other than items of Property which are immaterial and Property subsequently sold or disposed of in the ordinary course of business, free and clear of all Liens and Rights of Others, other than Liens or Rights of Others permitted by Section 6.8. None of Borrowers nor any of their Subsidiaries owns any Property located in any jurisdiction other than the jurisdictions set forth in Schedule 6.17, except for Demonstration Inventory and Show Inventory which may from time to time be located in other jurisdictions as permitted by the terms of Section 6.17.
  Schedule 4.7 correctly sets forth a summary description of all Real Property owned by Borrowers and their Subsidiaries.

           4.8 Intangible Assets. The Company and its Subsidiaries own, or possess the right to use to the extent necessary in their respective businesses, all material trademarks, trade names, copyrights, patents, patent rights, computer software, licenses and other Intangible Assets that are used in the conduct of their businesses as now operated, and no such Intangible Asset, to the best knowledge of Borrowers, conflicts with the valid trademark, trade name, copyright, patent, patent right or Intangible Asset of any other Person to the extent that such conflict constitutes a Material Adverse Effect. Schedule 4.8 sets forth all patents, patent applications, trademarks, trade names and trade styles used by Borrowers or any of their Domestic Subsidiaries at any time within the five (5) year period ending on the Closing Date.

           4.9 Public Utility Holding Company Act. Neither the Company nor any of its Subsidiaries is a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

           4.10 Litigation. Except for (a) any matter fully covered as to subject matter and amount (subject to applicable deductibles and retentions) by insurance for which the insurance carrier has not asserted lack of subject matter coverage or reserved its right to do so, (b) any matter, or series of related matters, involving a claim against the Company or any of its Subsidiaries of less than $1,000,000, (c) matters of an administrative nature not involving a claim or charge against the Company or any of its Subsidiaries and (d) matters set forth in Schedule 4.10, there are no actions, suits, proceedings or investigations pending as to which the Company or any of its Subsidiaries have been served or have received notice or, to the best knowledge of Borrowers, threatened against or affecting Borrowers or any of their Subsidiaries or any Property of any of them before any Governmental Agency.

           4.11 Binding Obligations. Each of the Loan Documents to which any of Borrowers or their Active Domestic Subsidiaries is a Party will, when executed and delivered by such Party, constitute the legal, valid and binding obligation of such Party, enforceable against such Party in accor-dance with its terms, except as enforcement may be limited by Debtor Relief Laws or equitable principles relating to the granting of specific perfor-mance and other equitable remedies as a matter of judicial discretion.

           4.12 No Default. No event has occurred and is continuing that is a Default or Event of Default.

           4.13  ERISA.

                (a)  With respect to each Pension Plan:

           (i) such Pension Plan complies in all material respects with ERISA and any other applicable Laws to the extent that noncompliance could reasonably be expected to have a Material Adverse Effect;

                     (ii)  such Pension Plan has not incurred any
            "accumulated funding deficiency" (as defined in Section 302 of ERISA) that could reasonably be expected to have a Material Adverse Effect;

                     (iii)  no "reportable event" (as defined in
            Section 4043 of ERISA) has occurred that could reasonably be expected to have a Material Adverse Effect; and

                     (iv) none of Borrowers nor any of their Subsid-iaries has engaged in any non-exempt "prohibited transaction" (as defined in Section 4975 of the Code) that could reasonably be expected to have a Material Adverse Effect.

                (b) None of Borrowers nor any of their Subsidiaries has incurred or expects to incur any withdrawal liability to any Multiemployer Plan that could reasonably be expected to have a Material Adverse Effect.

           4.14 Regulations G, T, U and X; Investment Company Act. No part of the proceeds of any Loan hereunder will be used to purchase or carry, or to extend credit to others for the purpose of purchasing or carrying, any Margin Stock in violation of Regulations G, T, U and X. Neither any of Borrowers nor any of their Subsidiaries is or is required to be registered as an "investment company" under the Investment Company Act of 1940.

           4.15  Disclosure.  No written statement made by a Senior
  Officer of the Company to the Agent or any Bank in connection with this Agreement, or in connection with any Loan, as of the date thereof contained any untrue statement of a material fact or omitted a material fact necessary to make the statement made not misleading in light of all the circumstances existing at the date the statement was made.

           4.16 Tax Liability. The Company and its Subsidiaries have filed all tax returns which are required to be filed, and have paid, or made provision for the payment of, all taxes with respect to the periods, Property or transactions covered by said returns, or pursuant to any assessment received by it or by them, except (a) such taxes, if any, as are being contested in good faith by appropriate proceedings and as to which adequate reserves have been established and maintained (to the extent required by Generally Accepted Accounting Principles) and (b) immaterial taxes and filings so long as no material item or portion of Property of the Company or any of its Subsidiaries is in jeopardy of being seized, levied upon or forfeited.

           4.17 Projections. As of the Closing Date, to the best knowl-edge of Borrowers, the assumptions set forth in the Projections are reasonable and consistent with each other and with all facts known to Borrowers, and the Projections are reasonably based on such assumptions. Nothing in this Section 4.17 shall be construed as a representation or covenant that the Projections in fact will be achieved.

           4.18  Hazardous Materials.  Except as described in
  Schedule 4.18, (a) none of the Company nor any of its Subsidiaries at any time has disposed of, discharged, released or threatened the release of any Hazardous Materials on, from or under the Real Property in violation of any Hazardous Materials Law that would individually or in the aggregate constitute a Material Adverse Effect, (b) to the best knowledge of Borrowers, no condition exists that violates any Hazardous Material Law affecting any Real Property except for such violations that would not individually or in the aggregate have a Material Adverse Effect, (c) no Real Property or any portion thereof is or has been utilized by the Company or any of its Subsidiaries as a site for the manufacture of any Hazardous Materials and (d) to the extent that any Hazardous Materials are used, generated or stored by the Company or any of its Subsidiaries on any Real Property, or transported to or from such Real Property by Borrowers or any of its Subsidiaries, such use, generation, storage and transportation are in compliance in all material respects with all Hazardous Materials Laws.

           4.19 Security Interests. Upon the execution and delivery of the Security Agreement, the Security Agreement will create a valid first priority security interest in the Collateral described therein securing the Obligations (subject only to Permitted Encumbrances, Permitted Rights of Others and matters disclosed in Schedule 6.8 or permitted under
  Section 6.8(d) and to such qualifications and exceptions as are contained in the Uniform Commercial Code with respect to the priority of security interests perfected by means other than the filing of a financing statement or with respect to the creation of security interests in the Property to which Division 9 of the Uniform Commercial Code does not apply) and all action necessary to perfect the security interests so created, other than filing of the UCC-1 financing statements delivered to the Agent pursuant to
  Section 8.1 with the appropriate Governmental Agency have been taken and completed. Upon the execution and delivery of the Pledge Agreement, the Pledge Agreement will create a valid first priority security interest in the Pledged Collateral and, upon delivery of the Pledged Collateral to the Agent, all action necessary to perfect the security interest so created has been taken and completed. Upon the execution and delivery of the Patent Collateral Assignment (Issued) and the Patent Collateral Assignment (Pending Applications), such assignments will create valid first priority security interests in the Collateral described therein (subject only to Permitted Encumbrances and Permitted Rights of Others) and, upon the recordation thereof in the United States Patent and Trademark Office, all action necessary to perfect the security interests so created have been taken and completed. Upon the execution and delivery of the Trademark Collateral Assignment, the Trademark Collateral Assignment will create a valid first priority security interest in the Collateral described therein (subject only to Permitted Encumbrances and Permitted Rights of Others) and, upon the recordation thereof in the United States Patent and Trademark Office, all action necessary to perfect the security interest so created has been taken and completed.

           4.20 The Merger. The Merger has been effected in compliance with all applicable Laws and otherwise in accordance with the Merger Agreement. The effective date of the Merger was August 28, 1995. No provision of the Merger Agreement was amended or waived in connection with the Merger except as otherwise specifically and separately disclosed in writing to the Agent and the Banks. All assets owned by Cabot prior to the Merger remain owned by Cabot after the Merger, subject to all liabilities of Cabot incurred prior to the Merger. All consents and approvals of any Governmental Agency and any other Person necessary to effect the Merger have been obtained. No material adverse change in the condition (financial or otherwise), business operations or prospects of Cabot has occurred since December 31, 1994 or is reasonably expected to occur.

           4.21 Demonstration Inventory. No inventory (including Demonstration Inventory) of any Borrower or any Subsidiary of any Borrower is the subject of a cash-on-delivery sale, consignment or guaranteed sale. All Demonstration Inventory is and shall remain at all times until sold to a user-purchaser thereof owned by Borrowers and their Subsidiaries, and the employees of Borrowers and their Subsidiaries in possession of any Demonstration Inventory have no interest or claim with respect thereto. Each such Person at any time having possession of any Demonstration Inventory is an employee of a Borrower or a Subsidiary of a Borrower and not an independent contractor or sales agent.

           4.22  Cabot Convertible Notes.  Borrowers and their
  Subsidiaries (and, in particular, Cabot) are permitted to make prepayments from time to time of the Indebtedness outstanding under the Cabot Convertible Notes without incurring any penalty or increased rate of interest as a result thereof.

           4.23 Additional Representations and Warranties. All representations and warranties made by the Company, Cabot and any other Subsidiary of Company in the Merger Agreement and in any document, certificate or statement delivered pursuant to the terms thereof, are incorporated herein by this reference.
                           Article 5
                     AFFIRMATIVE COVENANTS
                  (OTHER THAN INFORMATION AND
                    REPORTING REQUIREMENTS)


           So long as any Advance remains unpaid, or any other Obligation remains unpaid or unperformed, or any portion of the Commitment remains in force, Borrowers shall, and shall cause each of their Subsidiaries to, unless the Agent (with the written approval of the Requisite Banks) otherwise consents:

           5.1 Payment of Taxes and Other Potential Liens. Pay and discharge promptly all taxes, assessments and governmental charges or levies imposed upon any of them, upon their respective Property or any part thereof and upon their respective income or profits or any part thereof, except that Borrowers and their Subsidiaries shall not be required to pay or cause to be paid (a) any tax, assessment, charge or levy that is not yet past due, or is being contested in good faith by appropriate proceedings so long as the relevant entity has established and maintains adequate reserves for the payment of the same (to the extent required by Generally Accepted Accounting Principles) or (b) any immaterial tax, assessment or governmental charge or levy so long as no material item or portion of Property of Borrowers or any of their Subsidiaries is in jeopardy of being seized, levied upon or forfeited.

           5.2 Preservation of Existence. Preserve and maintain their respective existences in the jurisdiction of their formation and all material authorizations, rights, franchises, privileges, consents, approvals, orders, licenses, permits, or registrations from any Governmental Agency that are necessary for the transaction of their respective business, except where the failure to so preserve and maintain the existence of any Subsidiary and such authorizations would not constitute a Material Adverse Effect and except that a merger permitted by
  Section 6.3 shall not constitute a violation of this covenant; and qualify and remain qualified to transact business in each jurisdiction in which such qualification is necessary in view of their respective business or the ownership or leasing of their respective Properties except where the failure to so qualify or remain qualified would not constitute a Material Adverse Effect.

           5.3 Maintenance of Properties. Maintain, preserve and protect all of their respective depreciable Properties in good order and condition, subject to wear and tear in the ordinary course of business, and not permit any waste of their respective Properties, except that the failure to maintain, preserve and protect a particular item of depreciable Property that is not of significant value, either intrinsically or to the operations of Borrowers and their Subsidiaries, taken as a whole, shall not constitute a violation of this covenant.

           5.4 Maintenance of Insurance. Maintain liability, casualty and other insurance (subject to customary deductibles and retentions) with responsible insurance companies in such amounts and against such risks as is carried by responsible companies engaged in similar businesses and owning similar assets in the general areas in which Borrowers and their Subsidiaries operate.

           5.5 Compliance With Laws. Comply, within the time period, if any, given for such compliance by the relevant Governmental Agency or Agencies with enforcement authority, with all Requirements of Law noncompliance with which constitutes a Material Adverse Effect, except that Borrowers and their Subsidiaries need not comply with a Requirement of Law then being contested by any of them in good faith by appropriate proceedings.

           5.6 Inspection Rights. Upon reasonable notice, at any time during regular business hours and as often as requested (but not so as to materially interfere with the business of Borrowers or any of their Subsidiaries), permit the Agent or any Bank, or any authorized employee, agent or representative thereof, to examine, audit and make copies and abstracts from the records and books of account of, and to visit and inspect the Properties of, Borrowers and their Subsidiaries and to discuss the affairs, finances and accounts of Borrowers and their Subsidiaries with any of their officers, key employees or accountants and, upon request, furnish promptly to the Agent or any Bank true copies of all financial information made available to the board of directors or audit committee of the board of directors of Borrowers. Notwithstanding the foregoing, no Borrower or Subsidiary shall be required to disclose, permit the inspection, examination, discussion, copying or making extracts of any document, information or other matter that (i) constitutes non-financial trade secrets or non-financial proprietary information, unless otherwise reasonably required in connection with assuring the continued perfection and priority of any Lien of the Agent and/or the Banks on any Collateral, or (ii) in respect of which disclosure to the Agent or any Bank, as the case may be, or any designated representative thereof, is then prohibited by any Law or by an agreement binding upon any Borrower or Subsidiary that was not entered into by such Borrower or Subsidiary for the purpose (in whole or in part) of concealing information from the Agent or the Banks.

           5.7 Audit Rights. Upon reasonable notice, at any time during regular business hours (but not so as to materially interfere with the business of Borrowers or their Subsidiaries) permit the Agent to audit the Collateral, including examination of documents underlying or supporting the Collateral, and reimburse the Agent promptly for its reasonable expenses in conducting such audit.

           5.8 Keeping of Records and Books of Account. Keep adequate records and books of account reflecting all financial transactions in conformity with Generally Accepted Accounting Principles, consistently applied, and in material conformity with all applicable requirements of any Governmental Agency having regulatory jurisdiction over Borrowers or any of their Subsidiaries.

           5.9 Compliance With Agreements. Promptly and fully comply with all Contractual Obligations under all material agreements, indentures, leases and/or instruments to which any one or more of them is a party, whether such material agreements, indentures, leases or instruments are with a Bank or another Person, except for any such Contractual Obligations
  (a) the performance of which would cause a Default or (b) then being contested by any of them in good faith by appropriate proceedings or if the failure to comply with such agreements, indentures, leases or instruments does not constitute a Material Adverse Effect.

           5.10 Use of Proceeds. Use the proceeds of the Loans, at Borrowers' election, (i) for the retirement of all outstanding obligations under the Prior Credit Facility on the Closing Date, (b) to finance up to seventy-five percent (75%) of the amount required to pay in full and terminate the Indebtedness evidenced by the Cabot Convertible Notes,
  (c) for working capital and general corporate purposes of Borrowers and their Subsidiaries, and (d) for any purpose not expressly prohibited by this Agreement.

           5.11 New Active Domestic Subsidiaries. Cause each Person which hereafter becomes an Active Domestic Subsidiary of the Company (and provided such Person does not become a Borrower hereunder pursuant to
  Section 11.24) to execute and deliver to the Agent an instrument of joinder of the Subsidiary Guaranty and each of the Security Agreement, Patent Collateral Assignment (Issued), Patent Collateral Assignment (Pending Applications), Trademark Collateral Assignment and Foreign Intellectual Property Blanket Assignment.

           5.12 New Patents and Trademarks. Upon the acquisition of any patent, trademark or trade name, or the making of an application therefor, promptly notify the Agent thereof and execute and deliver from time to time such amendments to the Patent Collateral Assignment (Issued), Patent Collateral Assignment (Pending Applications), Trademark Collateral Assignment and Foreign Intellectual Property Blanket Assignment as may be reasonably requested by the Agent to add such patents, trademarks, trade names, and applications therefor to the Collateral therein described.

           5.13 Hazardous Materials Laws. Keep and maintain all Real Property of Borrowers and their Subsidiaries and each portion thereof in compliance in all material respects with all applicable Hazardous Materials Laws and promptly notify the Agent in writing of (a) any and all material enforcement, cleanup, removal or other governmental or regulatory actions instituted, completed or threatened in writing by a Governmental Agency against any Borrower or Subsidiary or Affiliate of any Borrower pursuant to any applicable Hazardous Materials Laws, (b) any and all material claims made or threatened in writing by any Person against any Borrower or Subsidiary or Affiliate of any Borrower relating to damage, contribution, cost recovery, compensation, loss or injury resulting from any Hazardous Materials and (c) discovery by any Senior Officer of the Company of any material occurrence or condition on any real Property adjoining or in the vicinity of such Real Property that could reasonably be expected to cause such Real Property or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use of such Real Property under any applicable Hazardous Materials Laws.

           5.14  Foreign Intellectual Property.  Upon request by the
  Agent, execute and deliver to the Agent collateral assignments with respect to the patents, patent applications, trademarks and trade names covered by the Foreign Intellectual Property Blanket Assignment, or such portion thereof as may be requested by the Agent, in a form or forms suitable for filing or recordation with the appropriate Governmental Agency in the jurisdiction where such patents, patent applications, trademarks or trade names are registered and cooperate with the Agent in connection with such filing or recordation, all at the expense of Borrowers.

           5.15 Intercompany Notes. Execute a promissory note (in a form reasonably acceptable to the Agent and to include, if requested by the Agent, a waiver of offset and similar rights by the payee thereof) evidencing any Indebtedness of any of Borrowers or any Subsidiary of Borrowers to any other Borrower or Subsidiary which is in an amount of $250,000 or more, and cause each payee of such promissory note to deliver the same to the Agent, with an endorsement in blank, as Pledged Collateral (unless such payee is a Foreign Subsidiary, in which case no such delivery shall be required).
                           Article 6
                       NEGATIVE COVENANTS


           So long as any Advance remains unpaid, or any other Obligation remains unpaid or unperformed, or any portion of the Commitment remains in force, Borrowers shall not, and shall not permit any of their Subsidiaries to, unless the Agent (with the written approval of the Requisite Banks or, if required by Section 11.2, of all of the Banks) otherwise consents:

           6.1 Prepayment of Indebtedness. Other than prepayments of the Indebtedness evidenced by the Cabot Convertible Notes as permitted by the terms of this Agreement, pay any principal or interest on any Indebtedness of Borrowers or any of their Subsidiaries prior to the date when due, or make any payment or deposit with any Person that has the effect of providing for the satisfaction of any Indebtedness of Borrowers or any of their Subsidiaries prior to the date when due.

           6.2 Disposition of Property. Make any Disposition of its Property, whether now owned or hereafter acquired, except sales, transfers and dispositions of Property during any twelve (12) month period having an aggregate fair market value not greater than $1,000,000.

           6.3 Mergers. Merge or consolidate with or into any Person, except mergers and consolidations of a Subsidiary of the Company into the Company or another of its Subsidiaries, provided that Borrowers and each of such Subsidiaries have executed such amendments to the Loan Documents as the Agent may reasonably determine are appropriate as a result of such merger.

           6.4 Hostile Acquisitions. Directly or indirectly use the proceeds of any Loan in connection with the acquisition of part or all of a voting interest of five percent (5%) or more in any corporation or other business entity if such acquisition is opposed by the board of directors or management of such corporation or business entity.

           6.5 Distributions. Make any Distribution, whether from capital, income or otherwise, and whether in Cash or other Property, except
  (a) Distributions by any Subsidiary of the Company to the Company or any other Subsidiary, (b) dividends payable solely in capital stock or rights to purchase capital stock and (c) Distributions which, after giving effect thereto, would not cause or result in a Default or Event of Default.

           6.6  ERISA.  (a) At any time, permit any Pension Plan to:
  (i) engage in any non-exempt "prohibited transaction" (as defined in Section 4975 of the Code); (ii) fail to comply in all material respects with ERISA or any other applicable Laws; (iii) incur any material "accumulated funding deficiency" (as defined in Section 302 of ERISA); or
  (iv) terminate in any manner, which, with respect to each event listed above, could reasonably be expected to result in a Material Adverse Effect, or (b) withdraw, completely or partially, from any Multiemployer Plan if to do so could reasonably be expected to result in a Material Adverse Effect.

           6.7 Change in Nature of Business. Make any material change in the nature of the business of Borrowers and their Subsidiaries, taken as a whole.

           6.8 Liens and Negative Pledges. Create, incur, assume or suffer to exist any Lien, Negative Pledge of any nature upon or with respect to any of their respective Properties, or engage in any sale and leaseback transaction with respect to any of their respective Properties, whether now owned or hereafter acquired, except:

                (a)  Permitted Encumbrances;

                (b)  Liens and Negative Pledges under the Loan
        Documents;

                (c) Liens and Negative Pledges existing on the Closing Date and disclosed in Schedule 6.8 and any renewals/extensions or amendments thereof; provided that the obligations secured or benefited thereby are not increased;

                (d)  Liens securing Indebtedness permitted by
        Section 6.9(d) on the Property which is the subject of the Capital Lease Obligation or was purchased with the proceeds of the purchase money debt;

                (e) Liens on Property acquired by Borrowers or any of their Subsidiaries that were in existence at the time of the acquisition of such Property and were not created in contemplation of such acquisition and any renewals/extensions or amendments thereof, provided that the obligations secured or benefitted thereby are not increased;

                (f) Liens arising as a result of or in connection with judgments and awards to the extent such judgments and awards do not cause the occurrence of an Event of Default under Section 9.1(i);

                (g) Liens on bank deposit accounts contractually given as security for reimbursement obligations regarding letters of credit or bankers' acceptances to the extent the Indebtedness or Guaranty Obligation represented by any such reimbursement obligation is permitted by the terms of Section 6.9; and

                (h) Liens on the Property of any Borrower or any Subsidiary of any Borrower in favor of any other Borrower or Subsidiary, as the case may be.

           6.9 Indebtedness and Guaranty Obligations. Create, incur or assume any Indebtedness or Guaranty Obligation except:
                (a) Indebtedness and Guaranty Obligations existing on the Closing Date and disclosed in Schedule 6.9, and renewals, extensions or amendments that do not increase the amount thereof;

                (b) Indebtedness and Guaranty Obligations under the Loan Documents;

                (c) Indebtedness owed and Guaranty Obligations made on an intercompany basis among the Company and its Subsidiaries;

                (d)  Indebtedness consisting of Capital Lease
        Obligations or purchase money debt that does not exceed $2,000,000 in the aggregate at any time;

                (e) Guaranty Obligations in support of the obligations of an Active Domestic Subsidiary;

                (f) Guaranty Obligations with respect to the Indebtedness of employees of any Borrower or any Subsidiary of any Borrower, provided such Indebtedness (and corresponding Guaranty Obligation) does not exceed $250,000 in the aggregate at any time for any such employee or $750,000 in the aggregate at any time for all such employees of Borrowers and their Subsidiaries;

                (g) Indebtedness not referred to in clauses (a) through (f) above, in an aggregate amount not to exceed $500,000 outstanding at any time, provided that no such Indebtedness shall be secured by any Lien on the Property of any Borrower or any Subsidiary of any Borrower.

           6.10 Transactions with Affiliates. Enter into any transaction of any kind with any Affiliate of the Company other than (a) salary, bonus, employee stock option and other compensation arrangements with directors or officers in the ordinary course of business, (b) transactions that are fully disclosed to the board of directors of the Company and expressly authorized by a resolution of the board of directors of the Company which is approved by a majority of the directors not having an interest in the transaction, including transactions described in clause (a) above that are not in the ordinary course of business, (c) transactions between or among the Company and its Subsidiaries, and (d) transactions, when considered together with any related transaction or series of transactions of which such transaction is a part, on overall terms at least as favorable to the Company or its Subsidiaries as would be the case in an arm's-length transaction between unrelated parties of equal bargaining power.

           6.11 Tangible Net Worth. Permit Tangible Net Worth, as of the last day of any Fiscal Quarter ending after the Closing Date, to be less than the sum of (a) $42,000,000 plus (b) an amount equal to 75% of Net Income earned in each Fiscal Quarter ending after December 31, 1994 (with no deduction for a net loss in any such Fiscal Quarter) plus (c) an amount equal to 100% of the aggregate increases in Stockholders' Equity of the Company and its Subsidiaries after the Closing Date by reason of the issuance and sale of capital stock of the Company (including upon any conversion of debt securities of the Company into such capital stock).

           6.12 Fixed Charge Coverage Ratio. Permit the Fixed Charge Coverage Ratio, as of the last day of any Fiscal Quarter ending after the Closing Date, to be less than 1.50 to 1.00.

           6.13 Quick Ratio. Permit the Quick Ratio, as of the last day of each Fiscal Quarter set forth or described below, to be less than the amount set forth opposite that Fiscal Quarter:

                Fiscal Quarter
                    Ending               Ratio

                June 30, 1995            0.65 to 1.00
                  through
                June 30, 1996

                September 30, 1996       0.74 to 1.00
                and thereafter

           6.14 Investments. Make or suffer to exist any Investment, other than:

                (a) Investments in existence on the Closing Date and disclosed on Schedule 6.14;

                (b)  Investments consisting of Cash and Cash
        Equivalents;

                (c) Investments consisting of loans or advances to officers, directors and employees of the Company and any of its Subsidiaries for travel, entertainment, relocation and analogous ordinary business purposes;

                (d) Investments consisting of loans to employees of Borrowers and their Subsidiaries for the purchase of capital stock of the Company or a Subsidiary of the Company that do not exceed $250,000 in the aggregate outstanding at any time;

                (e)  Investments in an Active Domestic Subsidiary;

                (f) Investments in a Foreign Subsidiary made in the ordinary course of business that do not exceed $7,500,000 in the aggregate outstanding at any time;

                (g) Investments received in connection with the settlement of a bona fide dispute with another Person;

                (h) Investments representing all or a portion of the sales price of Property sold or services provided to another Person;

                (i) Investments consisting of or evidencing the extension of credit to customers or suppliers of Borrowers and Subsidiaries in the ordinary course of business and any Investments received in satisfaction or partial satisfaction thereof, which, in the aggregate, do not exceed $250,000 at any time; and

                (j)  Investments not described above (to include
        Investments made outside the ordinary course of business) that do not exceed $500,000 in the aggregate outstanding at any time.

           6.15 Acquisitions. Make any Acquisition or enter into any agreement to make any Acquisition unless approved in advance by the Requisite Banks in writing, except that Borrowers and their Subsidiaries may make Acquisitions and may enter into agreements to make such Acquisitions so long as (a) no Default or Event of Default has occurred and is continuing and so long as no Default or Event of Default would occur as a result thereof; (b) such Acquisitions reasonably relate to Persons or Properties in the same line of business as Borrowers' existing operations, and (c) the aggregate purchase price of all such Acquisitions does not exceed $10,000,000 in any twelve-month period.

           6.16 Subsidiary Indebtedness. Permit (whether or not otherwise permitted under Section 6.9) any Subsidiary to create, incur, assume or suffer to exist any Indebtedness or Guaranty Obligation, except
  (a) Indebtedness and Guaranty Obligations in existence on the Closing Date and renewals/extensions or amendments that do not increase the amounts thereof, (b) the Subsidiary Guaranty, (c) Indebtedness owed to and Guaranty Obligations made in favor of the Company or another Subsidiary, (d) Capital Lease Obligations and purchase money obligations of a Subsidiary in respect of Property used by that Subsidiary, provided that the Indebtedness represented by such Capital Lease Obligations and purchase money obliga-tions, when combined with Capital Lease Obligations and purchase money obligations of Borrowers and all other Subsidiaries does not exceed the limitations set forth in Section 6.9(d), and (e) other Indebtedness incurred in the ordinary course of business not in excess, with respect to any Subsidiary, of $100,000, provided that all such Subsidiary Indebtedness combined with the Indebtedness of all Borrowers and other Subsidiaries permitted under Section 6.9(g), shall not exceed $500,000.

           6.17 Change in Location of Chief Executive Offices and Assets. Relocate the chief executive office of any Borrower or Subsidiary of any Borrower without first giving the Agent thirty (30) days prior written notice of any proposed relocation. Borrowers shall not, nor shall they permit any of their respective Subsidiaries to, move any of their respective equipment or inventory to a jurisdiction other than any one of the jurisdictions identified in Schedule 6.17 without first giving the Agent ten (10) calendar days prior written notice of any such proposed relocation. Notwithstanding the foregoing, Borrowers and Subsidiaries may from time to time have (a) Show Inventory located outside the jurisdictions identified in Schedule 6.17, provided that the aggregate book value of such Show Inventory does not exceed $500,000 at any time and (b) Demonstration Inventory located outside the jurisdictions identified in Schedule 6.17, provided that the aggregate book value of the Demonstration Inventory located in jurisdictions other than those specified in Schedule 6.17 shall not exceed twenty percent (20%) of the aggregate book value of all Demonstration Inventory at any time.

                           Article 7
             INFORMATION AND REPORTING REQUIREMENTS


           7.1  Financial and Business Information.  So long as any
  Advance remains unpaid, or any other Obligation remains unpaid or unperformed, or any portion of the Commitment remains in force, Borrowers shall, unless the Agent (with the written approval of the Requisite Banks) otherwise consents, at Borrowers' sole expense, deliver to the Agent for distribution to the Banks the following:

                (a) As soon as reasonably practicable, and in any event within 45 days after the end of each Fiscal Quarter (other than the fourth Fiscal Quarter in any Fiscal Year), (i) the consolidated balance sheet of the Company and its Subsidiaries as at the end of such Fiscal Quarter and the consolidated statements of operations and cash flow for such Fiscal Quarter, and the portion of the Fiscal Year ended with such Fiscal Quarter and (ii) the consolidating (in substantial accordance with past consolidating practices of the Company) balance sheets and statements of operations and cash flow as at and for the portion of the Fiscal Year ended with such Fiscal Quarter, all in reasonable detail. Such financial statements shall be certified by a Senior Officer on behalf of the Company as fairly presenting the financial condition, results of operations and cash flows of the Company and its Subsidiaries in accordance with Generally Accepted Accounting Principles (other than footnote disclosures), consistently applied, as at such date and for such periods, subject only to normal year-end accruals and audit adjustments;

                (b) As soon as reasonably practicable, and in any event within 45 days after the end of each Fiscal Quarter, a Pricing Certificate setting forth a preliminary calculation of the Funded Debt Ratio as of the last day of such Fiscal Quarter, and providing reasonable detail as to the calculation thereof, which calculations shall be based on the preliminary unaudited financial statements of the Company and its Subsidiaries for such Fiscal Quarter, and as soon as reasonably practicable thereafter, in the event of any material variance in the actual calculation of the Funded Debt Ratio from such preliminary calculation, a revised Pricing Certificate setting forth the actual calculation thereof;

                (c) As soon as reasonably practicable, and in any event within 120 days after the end of each Fiscal Year, (i) the con-solidated balance sheet of the Company and its Subsidiaries as at the end of such Fiscal Year and the consolidated statements of operations, stockholders' equity and cash flows, in each case of the Company and its Subsidiaries for such Fiscal Year and
        (ii) consolidating (in accordance with past consolidating practices of the Company) balance sheets and statements of operations, in each case as at the end of and for the Fiscal Year, all in reasonable detail. Such financial statements shall be prepared in accordance with Generally Accepted Accounting Principles, consistently applied, and such consolidated balance sheet and consolidated statements shall be accompanied by a report of independent public accountants of recognized standing selected by the Company and reasonably satisfactory to the Agent, which report shall be prepared in accordance with generally accepted auditing standards as at such date, and shall not be subject to any qualifications or exceptions as to the scope of the audit nor to any other qualification or exception determined by the Requisite Banks in their good faith business judgment to be adverse to the interests of the Banks. Such account-ants' report shall be accompanied by a certificate stating that, in making the examination pursuant to generally accepted auditing standards necessary for the certification of such financial statements and such report, such accountants have obtained no knowledge of any Default or, if, in the opinion of such accountants, any such Default shall exist, stating the nature and status of such Default, and stating that such accountants have reviewed the Company's financial calculations as at the end of such Fiscal Year (which shall accompany such certificate) under Sections 6.11 through 6.13, have read such Sections (including the definitions of all defined terms used therein) and that nothing has come to the attention of such accountants in the course of such examination that would cause them to believe that the same were not calculated by the Company in the manner prescribed by this Agreement;

                (d) As soon as reasonably practicable, and in any event within 30 days after the commencement of each Fiscal Year, a budget and projection by Fiscal Quarter for that Fiscal Year and by Fiscal Year for the next two succeeding Fiscal Years, including for the first such Fiscal Year, projected consolidated balance sheets, statements of operations and statements of cash flow and, for the second and third such Fiscal Years, projected consolidated condensed balance sheets and statements of operations and cash flows, of the Company and its Subsidiaries, all in reasonable detail;

                (e) Promptly after request by the Agent or any Bank, copies of any detailed audit reports, management letters or recom-mendations submitted to the board of directors (or the audit committee of the board of directors) of the Company by independent accountants in connection with the accounts or books of the Company or any of its Subsidiaries, or any audit of any of them;

                (f) Promptly after the same are available, and in any event within 15 days after filing with the Securities and Exchange Commission, copies of each annual report, proxy or financial statement or other report or communication sent to the stockholders of the Company,and copies of all annual, regular, periodic and special reports and registration statements which the Company may file or be required to file with the Securities and Exchange Commission under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and not otherwise required to be delivered to the Banks pursuant to other provisions of this Section 7.1;

                (g) Promptly after request by the Agent or any Bank, copies of any other report or other document that was filed by the Company or any of its Subsidiaries with any Governmental Agency;

                (h) Promptly upon a Senior Officer obtaining actual knowledge, and in any event within ten (10) Banking Days after obtaining actual knowledge, of the occurrence of any (i) "reportable event" (as such term is defined in Section 4043 of ERISA) or
        (ii) "prohibited transaction" (as such term is defined in Section 406 of ERISA or Section 4975 of the Code) in connection with any Pension Plan or any trust created thereunder, telephonic notice specifying the nature thereof, and, no more than five (5) Banking Days after such telephonic notice, written notice again specifying the nature thereof and specifying what action the Company or any of its Subsidiaries is taking or proposes to take with respect thereto, and, when known, any action taken by the Internal Revenue Service with respect thereto;

                (i) As soon as reasonably practicable, and in any event within two (2) Banking Days after a Senior Officer becomes aware of the existence of any condition or event which constitutes a Default, telephonic notice specifying the nature and period of existence thereof, and, no more than two (2) Banking Days after such telephonic notice, written notice again specifying the nature and period of existence thereof and specifying what action the Company or any of its Subsidiaries are taking or propose to take with respect thereto;

                (j) Promptly upon a Senior Officer obtaining actual knowledge, and in any event within five (5) Banking Days after obtaining actual knowledge, that (i) any Person has commenced a legal proceeding with respect to a claim against the Company or any of its Subsidiaries that is $1,000,000 or more in excess of the amount thereof that is fully covered by insurance, (ii) any creditor under a written credit agreement with respect to Indebtedness of $1,000,000 or more or any lessor under a written material lease has asserted a default thereunder on the part of the Company or any of its Subsid-iaries, (iii) any Person has commenced a legal proceeding with respect to a claim against the Company or any of its Subsidiaries under a contract that is not a credit agreement or material lease in excess of $1,000,000 or which otherwise may reasonably be expected to result in a Material Adverse Effect and (iv) any labor union has notified the Company of its intent to strike the Company or any of its Subsidiaries on a date certain and such strike would involve more than 100 employees of the Company and its Subsidiaries, a written notice describing the pertinent facts relating thereto and what actions the Company or its Subsidiaries are taking or propose to take with respect thereto; and

                (k) Subject to the last sentence of Section 5.6, such other data and information as from time to time may be reasonably requested by the Agent, any Bank (through the Agent) or the Requisite Banks.

           7.2 Compliance Certificates. So long as any Advance remains unpaid, or any other Obligation remains unpaid or unperformed, or any portion of the Commitment remains outstanding, Borrowers shall, at Borrowers' sole expense, deliver to the Agent for distribution by it to the Banks concurrently with the financial statements required pursuant to Sections 7.1(a) and 7.1(c), a Compliance Certificate signed by a Senior Officer on behalf of Borrowers.

                           Article 8
                           CONDITIONS


           8.1 Initial Advances, Etc.. Except as otherwise agreed in writing by Borrowers and the Agent (with the consent of the Banks), the obligation of each Bank to make the initial Advance to be made by it, or the obligation of the Issuing Bank to issue the initial Letter of Credit (as applicable), is subject to the following conditions precedent, each of which shall be satisfied prior to the making of the initial Advances or the issuance of the initial Letter of Credit (as applicable) (unless all of the Banks, in their sole and absolute discretion, shall agree otherwise):

                (a) The Agent shall have received all of the following, each of which shall be originals unless otherwise specified, each properly executed by a Responsible Official of each party thereto, each dated as of the Closing Date and each in form and substance reasonably satisfactory to the Agent and its legal counsel (unless otherwise specified or, in the case of the date of any of the following, unless the Agent otherwise agrees or directs):

                (1) at least one (1) executed counterpart of this Agreement, together with arrangements satisfactory to the Agent for additional executed counterparts, sufficient in number for distribution to the Banks and Borrowers;

                (2) the Notes executed by Borrowers in favor of each Bank, each in a principal amount equal to that Bank's Pro Rata Share of the Commitment;

                (3) the Subsidiary Guaranty executed by each Active Domestic Subsidiary of the Company that is not a Borrower;

                (4) the Security Agreement executed by Borrowers and their Active Domestic Subsidiaries;

                (5) such financing statements on Form UCC-1 executed by Borrowers and each Active Domestic Subsidiary with respect to the Security Agreement as the Agent may request;

                (6) the Pledge Agreement executed by the Company and its Active Domestic Subsidiaries, together with the Pledged Collateral accompanied by appropriate stock powers and note endorsements endorsed in blank;

                (7) the Patent Collateral Assignment (Issued) and the Patent Collateral Assignment (Pending Applications) executed by Borrowers and their Active Domestic Subsidiaries;

                (8) the Trademark Collateral Assignment executed by Borrowers and their Active Domestic Subsidiaries;

                (9)  the Foreign Intellectual Property Blanket
             Assignment executed by Borrowers and their Active Domestic Subsidiaries;

                (10) with respect to Borrowers and each Active Domestic
             Subsidiary, such documentation as the Agent may reasonably require to establish the due organization, valid existence and good standing of Borrowers and each such Subsidiary, its qualification to engage in business in each material juris-diction in which it is engaged in business or required to be so qualified, its authority to execute, deliver and perform any Loan Documents to which it is a Party, the identity, authority and capacity of each Responsible Official thereof authorized to act on its behalf, including certified copies of articles of incorporation and amendments thereto, bylaws and amendments thereto, certificates of good standing and/or qualification to engage in business, tax clearance certificates, certificates of corporate resolutions, incumbency certificates, Certificates of Responsible Officials, and the like;

                (11) the Opinions of Counsel;

                (12) written evidence that the Prior Credit Facilities
             have been or will be concurrently terminated and that all Liens securing such facilities, if any, have been or will be concurrently released;

                (13) copies of the Merger Agreement and all related
             documents, together with an Officer's Certificate signed by a Senior Officer on behalf of Borrowers to the effect that the same are true copies and are in full force and effect;

                (14) "Phase I" or similar environmental reports with
             respect to the Real Property owned by the Company or its Subsidiaries identified on Schedule 4.7, prepared by qualified independent environmental experts that are reasonably acceptable to the Agent in all respects, together with a Certificate of a Senior Officer on behalf of the Company certifying that any recommendations by such expert therein contained have been implemented or are in the process of implementation and that no significant adverse event involving Hazardous Materials has occurred with respect to such Real Property since the date of such reports;

                (15) an Officer's Certificate signed by a Senior Officer
             on behalf of Borrowers affirming, to the best of Borrower's knowledge, that the representation set forth in Section 4.17 is true;

                (16) a Certificate signed by a Senior Officer on behalf
             of the Company certifying that the conditions specified in Sections 8.1(f), (g) and (h) have been satisfied.

                (17) evidence satisfactory to the Requisite Banks (A)
             that all final approvals of all Governmental Agencies necessary for the Merger have been received and (B) that the Merger has been consummated in accordance with all applicable Laws;

                (18) one or more Requests for Loan; and

                (19) such other assurances, certificates, documents,
             consents or opinions as the Agent reasonably may require.

                (b) The fees required to be paid on or before the Closing Date pursuant to Section 3.2 shall have been paid.

                (c) Agent shall be reasonably satisfied that all Pension Plans, medical benefit plans and retiree plans of Borrowers and their Subsidiaries are current and fully funded in accordance with prudent actuarial assumptions or adequate reserves with respect thereto have been established.

                (d) There shall not be pending or threatened any litigation relating to the Merger or the transactions contemplated by this Agreement which the Requisite Banks deem to be material.

                (e) The reasonable costs and expenses of the Agent in connection with the underwriting and due diligence process relating to this transaction and the preparation of the Loan Documents payable pursuant to Section 11.3, and invoiced to Borrowers prior to the Closing Date, shall have been paid.

                (f) The representations and warranties of Borrowers contained in Article 4 shall be true and correct.

                (g) Borrowers and any other Parties shall be in compliance with all the terms and provisions of the Loan Documents, and giving effect to the initial Advance no Default or Event of Default shall have occurred and be continuing and no event shall have occurred since June 30, 1995 which constitutes a Material Adverse Effect.

                (h) Except as disclosed in a published report or other writing, no material adverse change in the condition (financial or otherwise), business operations or prospects or Cabot shall have occurred since the date of the Merger or reasonably be expected to occur.

           8.2  Availability of Reserve Amount.  The obligation of each
  Bank to make any Advance and the obligation of the Issuing Bank to issue any Letter of Credit which would cause the sum of (i) the principal Indebtedness outstanding under the Notes plus (ii) the Aggregate Effective Amount of all outstanding Letters of Credit to be in excess of the then applicable Commitment less the Reserve Amount is subject to the conditions precedent (and only the conditions precedent) that (unless all of the Banks, in their sole and absolute discretion, shall agree otherwise)
  (a) the conditions precedent set forth in Section 8.1 shall have been satisfied and (b) the Cabot Convertible Notes shall have been, or will concurrently be, redeemed and paid in full.

           8.3 Any Increasing Advance, Etc. The obligation of each Bank to make any Advance which would increase the principal amount outstanding under the Notes, and the obligation of the Issuing Bank to issue a Letter of Credit, is subject to the following conditions precedent:

                (a) except (i) for representations and warranties which expressly relate to a particular date or are no longer true and correct as a result of a change which is permitted by this Agreement or the other Loan Documents or (ii) as disclosed by Borrowers and approved in writing by the Requisite Banks, the representations and warranties contained in Article 4 (other than Sections 4.4(a), 4.6 (first sentence), 4.10, 4.17 and 4.19) shall be true and correct on and as of the date of the Advance as though made on that date;

                (b) other than matters described in Schedule 4.10 or not required as of the Closing Date to be therein described, there shall not be then pending or, to the best knowledge of Borrowers and their Subsidiaries, threatened any action, suit, proceeding or investigation against or affecting Borrowers or any of their Sub-sidiaries or any Property of any of them before any Governmental Agency that constitutes a Material Adverse Effect;

                (c) the Agent shall have timely received a Request for Loan in compliance with Article 2 (or telephonic or other request for Loan referred to in the second sentence of Section 2.1(b), if applicable) or the Issuing Bank shall have received a Request for Letter Credit, as the case may be, in compliance with Article 2; and

                (d) the Agent shall have received, in form and sub-stance reasonably satisfactory to the Agent, such other assurances, certificates, documents or consents related to the foregoing as the Agent or Requisite Banks reasonably may require.

           8.4 Any Advance. The obligation of each Bank to make any Advance (other than an Alternate Base Rate Advance with respect to an Alternate Base Rate Loan which, if made, would not increase the outstanding principal Indebtedness evidenced by the Notes), and of the Issuing Bank to issue any Letter of Credit, is subject to the conditions precedent that
  (a) the representations and warranties contained in Sections 4.1, 4.2, 4.3, 4.4(b), 4.11, 4.12 (but only with respect to Events of Default) and 4.14 shall be true and correct in all material respects on the date of such Advance as though made on that date except as disclosed by Borrowers and approved in writing by the Requisite Banks, and (b) except as provided for in Section 2.1(g), the Agent shall have timely received a Request for Loan in compliance with Article 2 (or telephonic or other request for Loan referred to in the second sentence of Section 2.1(b), if applicable).
    Article 9
      EVENTS OF DEFAULT AND REMEDIES UPON EVENT OF DEFAULT


           9.1 Events of Default. The existence or occurrence of any one or more of the following events, whatever the reason therefor and under any circumstances whatsoever, shall constitute an Event of Default:

                (a) Borrowers fail to pay any principal on any Obligation, or any portion thereof, on the date when due; or

                (b) Borrowers fail to pay any interest on any of the Notes, or any fees under Sections 3.3 or 3.4, or any portion thereof, within five (5) Banking Days after the date when due; or fail to pay any other fee or amount payable to the Banks under any Loan Document, or any portion thereof, within five (5) Banking Days after demand therefor; or

                (c) Borrowers fail to comply with any of the covenants contained in Article 6; or

                (d) Borrowers fail to comply with (i) Section 7.1(i) in any respect that is materially adverse to the interests of the Banks, or (ii) Section 7.1(j) in any respect that is materially adverse to the interests of the Banks and which, as a consequence of such failure, results in the Banks being unable to reasonably protect their interests;

                (e) Borrowers, any of the Active Domestic Subsidiaries of Borrowers or any other Party fails to perform or observe any other covenant or agreement (not specified in clause (a), (b), (c) or (d) above) contained in any Loan Document on its part to be performed or observed within twenty (20) Banking Days after the giving of notice by the Agent on behalf of the Requisite Banks of such Default; or

                (f) Any representation or warranty of Borrowers or any of the Active Domestic Subsidiaries of Borrowers made in any Loan Document, or in any certificate or other writing delivered by Borrowers or such Active Domestic Subsidiary pursuant to any Loan Document, proves to have been incorrect when made or reaffirmed in any respect that is materially adverse to the interests of the Banks; or

                (g)  Borrowers or any Active Domestic Subsidiary of
        Borrowers (i) fails to pay the principal, or any principal install-ment, of any present or future Indebtedness of $1,000,000 or more, or any guaranty of present or future Indebtedness of $1,000,000 or more, on its part to be paid, when due (or within any stated grace period), whether at the stated maturity, upon acceleration, by reason of required prepayment or otherwise or (ii) fails to perform or observe any other term, covenant or agreement on its part to be performed or observed, or suffers any event to occur, in connection with any individual item of present or future Indebtedness of $1,000,000 or more, or of any guaranty of present or future Indebtedness of $1,000,000 or more, if as a result of such failure or sufferance any holder or holders thereof (or an agent or trustee on its or their behalf) has the right to declare such Indebtedness due before the date on which it otherwise would become due; or

                (h) Any Loan Document, at any time after its execution and delivery and for any reason other than the agreement or action (or omission to act) of the Agent or any Bank or satisfaction in full of all the Obligations ceases to be in full force and effect or is declared by a court of competent jurisdiction to be null and void, invalid or unenforceable in any respect which, in any such event in the reasonable opinion of the Requisite Banks, is materially adverse to the interests of the Banks; or any Party thereto denies in writing that it has any or further liability or obligation under any Loan Document, or purports to revoke, terminate or rescind same; or

                (i) A final judgment against any of Borrowers or any of their Subsidiaries is entered for the payment of money in excess of $1,000,000 and, absent procurement of a stay of execution, such judgment remains unsatisfied for thirty (30) calendar days after the date of entry of judgment, or in any event later than five (5) days prior to the date of any proposed sale thereunder; or any writ or warrant of attachment or execution or similar process is issued or levied against all or any material part of the Property of any such Person and is not released, vacated or fully bonded within thirty (30) calendar days after its issue or levy; or

                (j) (i) Borrowers or any Active Domestic Subsidiary of Borrowers institute or consent to the institution of any proceeding under a Debtor Relief Law relating to it or to all or any material part of its Property, or is unable or admits in writing its inability to pay its debts as they mature, or makes an assignment for the benefit of creditors; or applies for or consents to the appointment of any receiver, trustee, custodian, conservator, liquidator, rehabilitator or similar officer for it or for all or any material part of its Property; or (ii) any receiver, trustee, custodian, conservator, liquidator, rehabilitator or similar officer is appointed without the application or consent of that Person and the appointment continues undischarged or unstayed for sixty (60) calendar days; or any proceeding under a Debtor Relief Law relating to any such Person or to all or any material part of its Property is instituted without the consent of that Person and continues undismissed or unstayed for sixty (60) calendar days; or

                (k) The occurrence of an Event of Default (as such term is or may hereafter be specifically defined in any other Loan Document) under any other Loan Document; or

                (l) Any Pension Plan maintained by Borrowers or any of their Subsidiaries is determined to have a material "accumulated funding deficiency" as that term is defined in Section 302 of ERISA and the result is a Material Adverse Effect.

           9.2 Remedies Upon Event of Default. Without limiting any other rights or remedies of the Agent or the Banks provided for elsewhere in this Agreement, or the other Loan Documents, or by applicable Law, or in equity, or otherwise:

                (a) Upon the occurrence, and during the continuance, of any Event of Default other than an Event of Default described in
        Section 9.1(j):

                (1) the Commitment to make Advances and all other obligations of the Agent or the Banks and all rights of Borrowers and any other Parties under the Loan Documents shall be suspended without notice to or demand upon Borrowers, which are expressly waived by Borrowers, except that all of the Banks or the Requisite Banks (as the case may be, in accordance with Section 11.2) may waive an Event of Default or, without waiving, determine, upon terms and conditions satisfactory to the Banks or Requisite Banks, as the case may be, to reinstate the Commitment and make further Advances, which waiver or determination shall apply equally to, and shall be binding upon, all the Banks;

                (2) the Issuing Bank may, with the approval of the Agent on behalf of the Requisite Banks, demand immediate payment by Borrowers of an amount equal to the Aggregate Effective Amount of all outstanding Letters of Credit to be held by the Issuing Bank in an interest-bearing cash collateral account as collateral hereunder; and

                (3) the Requisite Banks may request the Agent to, and the Agent thereupon shall, terminate the Commitment and/or declare all or any part of the unpaid principal of all Notes, all interest accrued and unpaid thereon and all other Obligations payable under the Loan Documents to be forthwith due and payable, whereupon the same shall become and be forthwith due and payable, without protest, presentment, notice of dishonor, demand or further notice of any kind, all of which are expressly waived by Borrowers.

                (b) Upon the occurrence of any Event of Default described in Section 9.1(j):

                (1) the Commitment to make Advances and all other obligations of the Agent or the Banks and all rights of Borrowers and any other Parties under the Loan Documents shall terminate without notice to or demand upon Borrowers, which are expressly waived by Borrowers, except that all the Banks may waive the Event of Default or, without waiving, determine, upon terms and conditions satisfactory to all the Banks, to reinstate the Commitment and make further Advances, which determination shall apply equally to, and shall be binding upon, all the Banks;

                (2) an amount equal to the Aggregate Effective Amount of all outstanding Letters of Credit shall be immediately due and payable to the Issuing Bank without notice to or demand upon Borrowers, which are expressly waived by Borrowers, to be held by the Issuing Bank in an interest-bearing cash collateral account as collateral hereunder; and

                (3) the unpaid principal of all Notes, all interest accrued and unpaid thereon and all other amounts payable under the Loan Documents shall be forthwith due and payable, without protest, presentment, notice of dishonor, demand or further notice of any kind, all of which are expressly waived by Borrowers.

                (c) Upon the occurrence and during the continuance of any Event of Default, the Banks and the Agent, or any of them, without notice to (except as expressly provided for in any Loan Document) or demand upon Borrowers, which are expressly waived by Borrowers (except as to notices expressly provided for in any Loan Document), may proceed (but only with the consent of the Requisite Banks) to protect, exercise and enforce their rights and remedies under the Loan Documents against Borrowers and any other Party and such other rights and remedies as are provided by Law or equity.

                (d) The order and manner in which the Banks' rights and remedies are to be exercised shall be determined by the Requisite Banks in their sole discretion, and all payments received by the Agent and the Banks, or any of them, shall be applied first to the costs and expenses (including reasonable attorneys' fees and disbursements and the reasonably allocated costs of attorneys employed by the Agent) of the Agent and of the Banks, and thereafter paid pro rata to the Banks in the same proportions that the aggregate Obligations owed to each Bank under the Loan Documents bear to the aggregate Obligations owed under the Loan Documents to all the Banks, without priority or preference among the Banks. Regardless of how each Bank may treat payments for the purpose of its own accounting, for the purpose of computing Borrowers' Obligations hereunder and under the Notes, payments shall be applied first, to the costs and expenses of the Agent and the Banks, as set forth above, second, to the payment of accrued and unpaid interest due under any Loan Documents to and including the date of such application (ratably, and without duplication, according to the accrued and unpaid interest due under each of the Loan Documents), and third, to the payment of all other amounts (including principal and fees) then owing to the Agent or the Banks under the Loan Documents. No application of payments will cure any Event of Default, or prevent acceleration, or continued acceleration, of amounts payable under the Loan Documents, or prevent the exercise, or continued exercise, of rights or remedies of the Banks hereunder or thereunder or at Law or in equity.

                           Article 10
                           THE AGENT


           10.1 Appointment and Authorization. Subject to Section 10.8, each Bank hereby irrevocably appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Agent by the terms thereof or are reasonably incidental, as determined by the Agent, thereto. This appoint-ment and authorization is intended solely for the purpose of facilitating the servicing of the Loans and does not constitute appointment of the Agent as trustee for any Bank or as representative of any Bank for any other purpose and, except as specifically set forth in the Loan Documents to the contrary, the Agent shall take such action and exercise such powers only in an administrative and ministerial capacity.

           10.2  Agent and Affiliates.  First Interstate Bank of
  California (and each successor Agent) has the same rights and powers under the Loan Documents as any other Bank and may exercise the same as though it were not the Agent, and the term "Bank" or "Banks" includes First Interstate Bank of California in its individual capacity. First Interstate Bank of California (and each successor Agent) and its Affiliates may accept deposits from, lend money to and generally engage in any kind of banking, trust or other business with Borrowers, any Subsidiary thereof, or any Affiliate of Borrowers or any Subsidiary thereof, as if it were not the Agent and without any duty to account therefor to the Banks. First Interstate Bank of California (and each successor Agent) need not account to any other Bank for any monies received by it for reimbursement of its costs and expenses as Agent hereunder, or for any monies received by it in its capacity as a Bank hereunder. The Agent shall not be deemed to hold a fiduciary relationship with any Bank and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or otherwise exist against the Agent.

           10.3 Proportionate Interest in any Collateral. The Agent, on behalf of all the Banks, shall hold in accordance with the Loan Documents all items of any collateral or interests therein received or held by the Agent. Subject to the Agent's and the Banks' rights to reimbursement for their costs and expenses hereunder (including reasonable attorneys' fees and disbursements and other professional services and the reasonably allocated costs of attorneys employed by the Agent or a Bank) and subject to the application of payments in accordance with Section 9.2(d), each Bank shall have an interest in the Banks' interest in the Collateral or inter-ests therein in the same proportions that the aggregate Obligations owed such Bank under the Loan Documents bear to the aggregate Obligations owed under the Loan Documents to all the Banks, without priority or preference among the Banks.

           10.4 Banks' Credit Decisions. Each Bank agrees that it has, independently and without reliance upon the Agent, any other Bank or the directors, officers, agents, employees or attorneys of the Agent or of any other Bank, and instead in reliance upon information supplied to it by or on behalf of Borrowers and upon such other information as it has deemed appropriate, made its own independent credit analysis and decision to enter into this Agreement. Each Bank also agrees that it shall, independently and without reliance upon the Agent, any other Bank or the directors, officers, agents, employees or attorneys of the Agent or of any other Bank, continue to make its own independent credit analyses and decisions in acting or not acting under the Loan Documents.

           10.5  Action by Agent.

                (a) The Agent may assume that no Default has occurred and is continuing, unless the Agent (or the Bank that is then the Agent) has received notice from Borrowers stating the nature of the Default or has received notice from a Bank stating the nature of the Default and that such Bank considers the Default to have occurred and to be continuing.

                (b) The Agent has only those obligations under the Loan Documents as are expressly set forth therein.

                (c) Except for any obligation expressly set forth in the Loan Documents and as long as the Agent may assume that no Event of Default has occurred and is continuing, the Agent may, but shall not be required to, exercise its discretion to act or not act, except that the Agent shall be required to act or not act upon the instructions of the Requisite Banks (or of all the Banks, to the extent required by Section 11.2) and those instructions shall be binding upon the Agent and all the Banks, provided that the Agent shall not be required to act or not act if to do so would be contrary to any Loan Document or to applicable Law or would result, in the reasonable judgment of the Agent, in substantial risk of liability to the Agent.

                (d) If the Agent has received a notice specified in clause (a), the Agent shall immediately give notice thereof to the Banks and shall act or not act upon the instructions of the Requisite Banks (or of all the Banks, to the extent required by Section 11.2), provided that the Agent shall not be required to act or not act if to do so would be contrary to any Loan Document or to applicable Law or would result, in the reasonable judgment of the Agent, in substantial risk of liability to the Agent, and except that if the Requisite Banks (or all the Banks, if required under Section 11.2) fail, for five (5) Banking Days after the receipt of notice from the Agent, to instruct the Agent, then the Agent, in its sole discretion, may act or not act as it deems advisable for the protection of the interests of the Banks.

                (e) The Agent shall have no liability to any Bank for acting, or not acting, as instructed by the Requisite Banks (or all the Banks, if required under Section 11.2), notwithstanding any other provision hereof.

           10.6 Liability of Agent. Neither the Agent nor any of its directors, officers, agents, employees or attorneys shall be liable for any action taken or not taken by them under or in connection with the Loan Documents, except for their own gross negligence or willful misconduct. Without limitation on the foregoing, the Agent and its directors, officers, agents, employees and attorneys:

                (a) May treat the payee of any Note as the holder thereof until the Agent receives notice of the assignment or transfer thereof, in form satisfactory to the Agent, signed by the payee, and may treat each Bank as the owner of that Bank's interest in the Obligations for all purposes of this Agreement until the Agent receives notice of the assignment or transfer thereof, in form satisfactory to the Agent, signed by that Bank.

                (b) May consult with legal counsel (including in-house legal counsel), accountants (including in-house accountants) and other professionals or experts selected by it, or with legal counsel, accountants or other professionals or experts for Borrowers and/or their Subsidiaries or the Banks, and shall not be liable for any action taken or not taken by it in good faith in accordance with any advice of such legal counsel, accountants or other professionals or experts.

                (c) Shall not be responsible to any Bank for any statement, warranty or representation made in any of the Loan Documents or in any notice, certificate, report, request or other statement (written or oral) given or made in connection with any of the Loan Documents.

                (d) Except to the extent expressly set forth in the Loan Documents, shall have no duty to ask or inquire as to the performance or observance by Borrowers or its Subsidiaries of any of the terms, conditions or covenants of any of the Loan Documents or to inspect any Collateral or the Property, books or records of Borrowers or their Subsidiaries.

                (e) Will not be responsible to any Bank for the due execution, legality, validity, enforceability, genuineness, effectiveness, sufficiency or value of any Loan Document, any other instrument or writing furnished pursuant thereto or in connection therewith, or any Collateral.

                (f) Will not incur any liability by acting or not acting in reliance upon any Loan Document, notice, consent, certificate, statement, request or other instrument or writing reasonably believed by it to be genuine and signed or sent by the proper party or parties.

                (g) Will not incur any liability for any arithmetical error in computing any amount paid or payable by the Borrowers or any Subsidiary or Affiliate thereof or paid or payable to or received or receivable from any Bank under any Loan Document, including, without limitation, principal, interest, commitment fees, Advances and other amounts; provided that, promptly upon discovery of such an error in computation, the Agent, the Banks and (to the extent applicable) Borrowers and/or their Subsidiaries or Affiliates shall make such adjustments as are necessary to correct such error and to restore the parties to the position that they would have occupied had the error not occurred.

           10.7 Indemnification. Each Bank shall, ratably in accordance with its Pro Rata Share of the Commitment, indemnify and hold the Agent and its directors, officers, agents, employees and attorneys harmless against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever (including, without limitation, attorneys' fees and dis-bursements and allocated costs of attorneys employed by the Agent) that may be imposed on, incurred by or asserted against it or them in any way relating to or arising out of the Loan Documents (other than losses incurred by reason of the failure of Borrowers to pay the Indebtedness represented by the Notes) or any action taken or not taken by it as Agent thereunder, except such as result from its own gross negligence or willful misconduct. Without limitation on the foregoing, each Bank shall reimburse the Agent upon demand for that Bank's Pro Rata Share of any out-of-pocket cost or expense incurred by the Agent in connection with the negotiation, preparation, execution, delivery, amendment, waiver, restructuring, reorganization (including a bankruptcy reorganization), enforcement or attempted enforcement of the Loan Documents, to the extent that Borrowers or any other Party is required by Section 11.3 to pay that cost or expense but fails to do so upon demand. Nothing in this Section 10.7 shall entitle the Agent to recover any amount from the Banks if and to the extent that such amount has theretofore been recovered from Borrowers or any of their Subsidiaries.

           10.8 Successor Agent. The Agent may, and at the request of the Requisite Banks shall, resign as Agent upon thirty (30) days' notice to the Banks and Borrowers. If the Agent shall resign as Agent under this Agreement, the Requisite Banks shall appoint from among the Banks a successor Agent for the Banks, which successor administrative co-agent shall be approved by Borrowers (and such approval shall not be unreasonably withheld or delayed). If no successor administrative co-agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Banks and the Borrowers, a successor administrative co-agent from among the Banks. Upon the acceptance of its appointment as successor administrative co-agent hereunder, such successor administrative co-agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor administrative co-agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article 10, and Sections 11.3, 11.11 and 11.22, shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement. If (a) the Agent has not been paid its fees under Section 3.2 or has not been reimbursed for any expense reimbursable to it under
  Section 11.3, in either case for a period of at least one (1) year and
  (b) no successor administrative co-agent has accepted appointment as Agent by the date which is thirty (30) days following a retiring Agent's notice of resignation, the retiring Agent's resignation shall nevertheless thereupon become effective and the Requisite Banks (subject to the provisions specified in Section 11.2 requiring consent of all the Banks) shall perform all of the duties of the Agent hereunder until such time, if any, as the Requisite Banks appoint a successor administrative co-agent as provided for above.

           10.9  No Obligations of Borrowers.  Nothing contained in this
  Article 10 shall be deemed to impose upon Borrowers any obligation in respect of the due and punctual performance by the Agent of its obligations to the Banks under any provision of this Agreement, and Borrowers shall have no liability to the Agent or any of the Banks in respect of any failure by the Agent or any Bank to perform any of its obligations to the Agent or the Banks under this Agreement. Without limiting the generality of the foregoing, where any provision of this Agreement relating to the payment of any amounts due and owing or the delivery of documents under the Loan Documents provides that such payments shall be made or documents delivered by Borrowers to the Agent for the account of the Banks, Borrowers' obligations to the Banks in respect of such payments and documents shall be deemed to be satisfied upon the making of such payments or delivery of such documents to the Agent in the manner provided by this Agreement.

                           Article 11
                         MISCELLANEOUS


           11.1 Cumulative Remedies; No Waiver. The rights, powers, privileges and remedies of the Agent and the Banks provided herein or in any Note or other Loan Document are cumulative and not exclusive of any right, power, privilege or remedy provided by Law or equity. No failure or delay on the part of the Agent or any Bank in exercising any right, power, privilege or remedy may be, or may be deemed to be, a waiver thereof; nor may any single or partial exercise of any right, power, privilege or remedy preclude any other or further exercise of the same or any other right, power, privilege or remedy. The terms and conditions of Article 8 hereof are inserted for the sole benefit of the Agent and the Banks; the same may be waived in whole or in part, with or without terms or conditions, in respect of any Loan without prejudicing the Agent's or the Banks' rights to assert them in whole or in part in respect of any other Loan.

           11.2 Amendments; Consents. No amendment, modification, supplement, extension, termination or waiver of any provision of this Agreement or any other Loan Document, no approval or consent thereunder, and no consent to any departure by the Borrowers or any other Party therefrom, may in any event be effective unless in writing signed by the Requisite Banks (and, in the case of any amendment, modification or supplement of or to any Loan Document to which any Borrower is a Party, signed by Borrowers and, in the case of any amendment, modification or supplement to Article 10, signed by the Agent), and then only in the specific instance and for the specific purpose given; and, without the approval in writing of all the Banks, no amendment, modification, supplement, termination, waiver or consent may be effective:

                (a) To amend or modify the principal of, or the amount of principal, principal prepayments or the rate of interest payable on, any Note, or the amount of the Commitment or the Pro Rata Share of any Bank (except as otherwise provided in Section 11.8) or the amount of any commitment fee payable to any Bank, or any other fee or amount payable to any Bank under the Loan Documents or to waive an Event of Default consisting of the failure of Borrowers to pay when due principal, interest or any commitment fee;

                (b) To postpone any date fixed for any payment of principal of, prepayment of principal of or any installment of interest on, any Note or any installment of any commitment fee, or to extend the term of the Commitment, or to release the Subsidiary Guaranty;

                (c) to release any material portion of the Collateral (except as otherwise expressly provided in any Loan Document);

                (d) To amend the provisions of the definition of "Requisite Banks", Articles 8 or 9 or this Section 11.2 or to amend or waive Section 6.4; or

                (e) To amend any provision of this Agreement that expressly requires the consent or approval of all the Banks.

  Any amendment, modification, supplement, termination, waiver or consent pursuant to this Section 11.2 shall apply equally to, and shall be binding upon, all the Banks and the Agent.

           11.3 Costs, Expenses and Taxes. Borrowers shall pay within five (5) Banking Days after demand, accompanied by an invoice therefor, the reasonable costs and expenses of the Agent in connection with the negotiation, preparation, syndication, execution and delivery of the Loan Documents and any amendment thereto or waiver thereof. Borrowers shall also pay on demand, accompanied by an invoice therefor, the reasonable costs and expenses of the Agent and the Banks in connection with the refinancing, restructuring, reorganization (including a bankruptcy reorganization) and enforcement or attempted enforcement of the Loan Documents, and any matter related thereto. The foregoing costs and expenses shall include filing fees, recording fees, title insurance fees, appraisal fees, search fees, and other out-of-pocket expenses and the reasonable fees and out-of-pocket expenses of any legal counsel (including reasonably allocated costs of legal counsel employed by the Agent or any
  Bank), independent public accountants and other outside experts retained by the Agent or any Bank, whether or not such costs and expenses are incurred or suffered by the Agent or any Bank in connection with or during the course of any bankruptcy or insolvency proceedings of any of Borrowers or any Subsidiary thereof. Such costs and expenses shall also include, in the case of any amendment or waiver of any Loan Document requested by Borrowers, the administrative costs of the Agent reasonably attributable thereto. Notwithstanding the foregoing, Borrowers and their Subsidiaries shall not be required to pay any fees or costs associated with any commercial finance examinations conducted as part of the Agent's or any Bank's standard portfolio review in excess of the aggregate amount of $5,000 in any calendar year; provided, however, the foregoing limitation shall not apply if an Event of Default shall have occurred at any time during such calendar year and, in connection therewith, the Agent or such Bank shall have conducted additional commercial finance examinations as a result thereof. Borrowers shall pay any and all documentary and other taxes, excluding Excluded Taxes, and all costs, expenses, fees and charges payable or determined to be payable in connection with the filing or recording of this Agreement, any other Loan Document or any other instrument or writing to be delivered hereunder or thereunder, or in connection with any transaction pursuant hereto or thereto, and shall reimburse, hold harmless and indemnify the Agent and the Banks from and against any and all loss, liability or legal or other expense with respect to or resulting from any delay in paying or failure to pay any such tax, cost, expense, fee or charge or that any of them may suffer or incur by reason of the failure of any Party to perform any of its Obligations. Any amount payable to the Agent or any Bank under this Section 11.3 shall bear interest from the second Banking Day following the date of demand for payment at the Default Rate, except that any such amount payable under the first sentence of this Section 11.3 shall bear such interest from the sixth
  (6th) Banking Day following the date of demand for payment.

           11.4  Nature of Banks' Obligations.  The obligations of the
  Banks hereunder are several and not joint or joint and several. Nothing contained in this Agreement or any other Loan Document and no action taken by the Agent or the Banks or any of them pursuant hereto or thereto may, or may be deemed to, make the Banks a partnership, an association, a joint venture or other entity, either among themselves or with the Borrowers or any Affiliate of any of Borrowers. Each Bank's obligation to make any Advance pursuant hereto is several and not joint or joint and several, and in the case of the initial Advance only is conditioned upon the performance by all other Banks of their obligations to make initial Advances. A default by any Bank will not increase the Pro Rata Share of the Commitment attributable to any other Bank. Any Bank not in default may, if it desires, assume in such proportion as the nondefaulting Banks agree the obligations of any Bank in default, but is not obligated to do so. The Agent agrees that it will use its best efforts either to induce the other Banks to assume the obligations of a Bank in default or to obtain another Bank, reasonably satisfactory to Borrowers, to replace such a Bank in default.

           11.5 Survival of Representations and Warranties. All representations and warranties contained herein or in any other Loan Document, or in any certificate or other writing delivered by or on behalf of any one or more of the Parties to any Loan Document, will survive the making of the Loans hereunder and the execution and delivery of the Notes, and have been or will be relied upon by the Agent and each Bank, to the extent reasonable, notwithstanding any investigation made by the Agent or any Bank or on their behalf.

           11.6 Notices. Except as otherwise expressly provided in the Loan Documents, all notices, requests, demands, directions and other communications provided for hereunder or under any other Loan Document must be in writing and must be mailed, telegraphed, telecopied, dispatched by commercial courier or delivered to the appropriate party at the address set forth on the signature pages of this Agreement or other applicable Loan Document or, as to any party to any Loan Document, at any other address as may be designated by it in a written notice sent to all other parties to such Loan Document in accordance with this Section 11.6. Except as otherwise expressly provided in any Loan Document, if any notice, request, demand, direction or other communication required or permitted by any Loan Document is given by mail it will be effective on the earlier of receipt or the third calendar day after deposit in the United States mail with first class or airmail postage prepaid; if given by telegraph or cable, when delivered to the telegraph company with charges prepaid; if given by telecopier, when sent; if dispatched by commercial courier, on the scheduled delivery date; or if given by personal delivery, when delivered.

           11.7 Execution of Loan Documents. Unless the Agent otherwise specifies with respect to any Loan Document, (a) this Agreement and any other Loan Document may be executed in any number of counterparts and any party hereto or thereto may execute any counterpart, each of which when executed and delivered will be deemed to be an original and all of which counterparts of this Agreement or any other Loan Document, as the case may be, when taken together will be deemed to be but one and the same instrument and (b) execution of any such counterpart may be evidenced by a telecopier transmission of the signature of such party. The execution of this Agreement or any other Loan Document by any party hereto or thereto will not become effective until counterparts hereof or thereof, as the case may be, have been executed by all the parties hereto or thereto.

           11.8  Binding Effect; Assignment.

           (a) Subject to the provisions of this Section 11.8, this Agreement and the other Loan Documents to which Borrowers are a Party will be binding upon and inure to the benefit of Borrowers, the Agent, each of the Banks, and their respective successors and assigns, except that, other than as permitted in Section 6.3, Borrowers may not assign their rights hereunder or thereunder or any interest herein or therein without the prior written consent of all the Banks. Each Bank represents that it is not acquiring its Note with a view to the distribution thereof within the meaning of the Securities Act of 1933, as amended (subject to any requirement that disposition of such Note must be within the control of such Bank). Any Bank may at any time pledge its Note or any other instrument evidencing its rights as a Bank under this Agreement to a Federal Reserve Bank, but no such pledge shall release that Bank from its obligations hereunder or grant to such Federal Reserve Bank the rights of a Bank hereunder absent foreclosure of such pledge.

           (b) From time to time following the Closing Date, each Bank may assign to one or more Eligible Assignees all or any portion of its Pro Rata Share of the Commitment; provided that (i) such Eligible Assignee, if not then a Bank or an Affiliate of the assigning Bank, shall be approved by each of the Agent and Borrowers (neither of which approvals shall be unreasonably withheld or delayed), (ii) such assignment shall be evidenced by a Commitment Assignment and Acceptance, a copy of which shall be furnished to the Agent as hereinbelow provided, (iii) except in the case of an assignment to an Affiliate of the assigning Bank, to another Bank or of the entire remaining Commitment of the assigning Bank, the assignment shall not assign a Pro Rata Share of the Commitment equivalent to less than $10,000,000, (iv) such assignment shall not subject any Borrower (solely as a consequence of the assignment) to any additional costs, expenses, liabilities, taxes, assessments or other charges under Sections 3.5, 3.6 or 3.10(d) and (v) the effective date of any such assignment shall be as specified in the Commitment Assignment and Acceptance, but not earlier than the date which is three (3) Banking Days after the date the Agent has received the Commitment Assignment and Acceptance. Upon the effective date of such Commitment Assign-ment and Acceptance, the Eligible Assignee named therein shall be a Bank for all purposes of this Agreement, with the Pro Rata Share of the Commitment therein set forth and, to the extent of such Pro Rata Share, the assigning Bank shall be released from its further obligations under this Agreement. Borrowers agree that they shall execute and deliver (against delivery by the assigning Bank to Borrowers of such Bank's Note) to such assignee Bank, a Note evidencing that assignee Bank's Pro Rata Share of the Commitment, and to the assigning Bank, a Note evidencing the remaining balance Pro Rata Share retained by the assigning Bank.

           (c) By executing and delivering a Commitment Assignment and Acceptance, the Eligible Assignee thereunder acknowledges and agrees that: (i) other than the representation and warranty that it is the legal and beneficial owner of the Pro Rata Share of the Commitment being assigned thereby free and clear of any adverse claim, the assigning Bank has made no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness or sufficiency of this Agreement or any other Loan Document; (ii) the assigning Bank has made no representation or warranty and assumes no responsibility with respect to the financial condition of Borrowers or the performance by Borrowers of the Obligations; (iii) it has received a copy of this Agreement, together with copies of the most recent financial statements delivered pursuant to Section 7.1 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Commitment Assignment and Acceptance; (iv) it will, independently and without reliance upon the Agent or any Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) it appoints and authorizes the Agent to take such action and to exercise such powers under this Agreement as are delegated to the Agent by this Agreement; and (vi) it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Bank.

                (d) The Agent shall maintain at the Agent's Office a copy of each Commitment Assignment and Acceptance delivered to it. After receipt of a completed Commitment Assignment and Acceptance executed by any Bank and an Eligible Assignee, and (with respect to any Commitment Assignment and Acceptance delivered to the Agent after the date that is sixty (60) days after the Closing Date) receipt of an assignment fee of $2,500 from such Eligible Assignee, the Agent shall, promptly following the effective date thereof, provide to Borrowers and the Banks a revised Schedule 1.1 giving effect thereto.

                (e)  Each Bank may from time to time grant
        participations to one or more banks or other financial institutions (including another Bank) in a portion of its Pro Rata Share of the Commitment; provided, however, that (i) such Bank's obligations under this Agreement shall remain unchanged, (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participating banks or other financial institutions shall not be a Bank hereunder for any purpose except, if the participation agreement so provides, for the purposes of Sections 3.5, 3.6, 11.11 and 11.22 but only to the extent that the cost of such benefits to Borrowers does not exceed the cost which Borrowers would have incurred in respect of such Bank absent the participation, (iv) Borrowers, the Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement, (v) the participation interest shall be expressed as a percentage of the granting Bank's Pro Rata Share of the Commitment as it then exists and shall not restrict an increase in the Commitment, or in the granting Bank's Pro Rata Share of the Commitment, so long as the amount of the participation interest is not affected thereby and
        (vi) the consent of the holder of such participation interest shall not be required for amendments or waivers of provisions of the Loan Documents other than those which (A) extend the Maturity Date or any other date upon which any payment of money is due to the Banks,
        (B) reduce the rate of interest on the Notes, any fee or any other monetary amount payable to the Banks, (C) reduce the amount of any installment of principal due under the Notes, (D) change the definition of "Requisite Banks" or (E) release any material portion of the Collateral.

           11.9 Right of Setoff. If an Event of Default has occurred and is continuing, the Agent or any Bank (but only with the consent of the Requisite Banks) may exercise its rights under Article 9 of the Uniform Commercial Code and other applicable Laws and, to the extent permitted by applicable Laws, apply any funds in any deposit account maintained with it by Borrowers and/or any Property of Borrowers in its possession against the Obligations.

           11.10 Sharing of Setoffs. Each Bank severally agrees that if it, through the exercise of any right of setoff, banker's lien or counterclaim against Borrowers, or otherwise, receives payment of the Obligations held by it that is ratably more than any other Bank, through any means, receives in payment of the Obligations held by that Bank, then, subject to applicable Laws: (a) the Bank exercising the right of setoff, banker's lien or counterclaim or otherwise receiving such payment shall purchase, and shall be deemed to have simultaneously purchased, from the other Bank a participation in the Obligations held by the other Bank and shall pay to the other Bank a purchase price in an amount so that the share of the Obligations held by each Bank after the exercise of the right of setoff, banker's lien or counterclaim or receipt of payment shall be in the same proportion that existed prior to the exercise of the right of setoff, banker's lien or counterclaim or receipt of payment; and (b) such other adjustments and purchases of participations shall be made from time to time as shall be equitable to ensure that all of the Banks share any payment obtained in respect of the Obligations ratably in accordance with each Bank's share of the Obligations immediately prior to, and without taking into account, the payment; provided that, if all or any portion of a disproportionate payment obtained as a result of the exercise of the right of setoff, banker's lien, counterclaim or otherwise is thereafter recovered from the purchasing Bank by Borrowers or any Person claiming through or succeeding to the rights of Borrowers, the purchase of a participation shall be rescinded and the purchase price thereof shall be restored to the extent of the recovery, but without interest. Each Bank that purchases a participation in the Obligations pursuant to this Section 11.10 shall from and after the purchase have the right to give all notices, requests, demands, directions and other communications under this Agreement with respect to the portion of the Obligations purchased to the same extent as though the purchasing Bank were the original owner of the Obligations purchased. Borrowers expressly consent to the foregoing arrangements and agree that any Bank holding a participation in an Obligation so purchased may exercise any and all rights of setoff, banker's lien or counterclaim with respect to the participation as fully as if the Bank were the original owner of the Obligation purchased.

           11.11 Indemnity by Borrowers. Borrowers agree to indemnify, save and hold harmless the Agent and each Bank and their directors, officers, agents, attorneys and employees (collectively the "Indemnitees") from and against: (a) any and all claims, demands, actions or causes of action (except a claim, demand, action, or cause of action for any amount excluded from the definition of "Taxes" in Section 3.10(d)) if the claim, demand, action or cause of action arises out of or relates to any act or omission (or alleged act or omission) of Borrowers, their Affiliates or any of their officers, directors or stockholders relating to the Commitment, the use or contemplated use of proceeds of any Loan, or the relationship of Borrowers and the Banks under this Agreement; (b) any administrative or investigative proceeding by any Governmental Agency arising out of or related to a claim, demand, action or cause of action described in clause (a) above; and (c) any and all liabilities, losses, costs or expenses (including reasonable attorneys' fees and the reasonably allocated costs of attorneys employed by any Indemnitee and disbursements of such attorneys and other professional services) that any Indemnitee suffers or incurs as a result of the assertion of any foregoing claim, demand, action or cause of action; provided that no Indemnitee shall be entitled to indemnification for any of the foregoing caused by its own gross negligence or willful misconduct or breach of any of its obligations under this Agreement and the other Loan Documents or for any of the foregoing asserted against it by another Indemnitee. If any claim, demand, action or cause of action is asserted against any Indemnitee, such Indemnitee shall promptly notify Borrowers, but the failure to so promptly notify Borrowers shall not affect Borrowers' obligations under this Section unless such failure materially prejudices Borrowers' right to participate in the contest of such claim, demand, action or cause of action, as hereinafter provided. Such Indemnitee may (and shall, if requested by Borrowers in writing) contest the validity, applicability and amount of such claim, demand, action or cause of action and shall permit Borrowers to participate in such contest. Any Indemnitee that proposes to settle or compromise any claim or proceeding for which Borrowers may be liable for payment of indemnity hereunder shall give Borrowers written notice of the terms of such proposed settlement or compromise reasonably in advance of settling or compromising such claim or proceeding and shall obtain Borrowers' prior consent (which shall not be unreasonably withheld or delayed). In connection with any claim, demand, action or cause of action covered by this Section 11.11 against more than one Indemnitee, all such Indemnitees shall be represented by the same legal counsel (which may be a law firm engaged by the Indemnitees or attorneys employed by an Indemnitee or a combination of the foregoing) selected by the Indemnitees and reasonably acceptable to Borrowers; provided, that if such legal counsel determines in good faith that representing all such Indemnitees would or could result in a conflict of interest under Laws or ethical principles applicable to such legal coun-sel or that a defense or counterclaim is available to an Indemnitee that is not available to all such Indemnitees, then to the extent reasonably necessary to avoid such a conflict of interest or to permit unqualified assertion of such a defense or counterclaim, each Indemnitee shall be entitled to separate representation by legal counsel selected by that Indemnitee and reasonably acceptable to Borrowers, with all such legal counsel using reasonable efforts to avoid unnecessary duplication of effort by counsel for all Indemnitees; and further provided that the Agent (as an Indemnitee) shall at all times be entitled to representation by separate legal counsel (which may be a law firm or attorneys employed by the Agent or a combination of the foregoing). Any obligation or liability of Borrowers to any Indemnitee under this Section 11.11 shall survive the expiration or termination of this Agreement and the repayment of all Loans and the payment and performance of all other Obligations owed to the Banks.

           11.12 Nonliability of the Banks. Borrowers acknowledge and agree that:

                (a) Any inspections of any Property of Borrowers made by or through the Agent or the Banks are for purposes of administration of the Loan only and Borrowers are not entitled to rely upon the same (whether or not such inspections are at the expense of Borrowers);

                (b) By accepting or approving anything required to be observed, performed, fulfilled or given to the Agent or the Banks pursuant to the Loan Documents, neither the Agent nor the Banks shall be deemed to have warranted or represented the sufficiency, legality, effectiveness or legal effect of the same, or of any term, provision or condition thereof, and such acceptance or approval thereof shall not constitute a warranty or representation to anyone with respect thereto by the Agent or the Banks;

                (c) The relationship between Borrowers and the Agent and the Banks is, and shall at all times remain, solely that of borrowers and lenders; neither the Agent nor the Banks shall under any circumstance be construed to be partners or joint venturers of Borrowers or their Affiliates; neither the Agent nor the Banks shall under any circumstance be deemed to be in a relationship of confi-dence or trust or a fiduciary relationship with Borrowers or their Affiliates, or to owe any fiduciary duty to Borrowers or their Affiliates; neither the Agent nor the Banks undertake or assume any responsibility or duty to Borrowers or their Affiliates to select, review, inspect, supervise, pass judgment upon or inform Borrowers or their Affiliates of any matter in connection with their Property or the operations of Borrowers or their Affiliates; Borrowers and their Affiliates shall rely entirely upon their own judgment with respect to such matters; and any review, inspection, supervision, exercise of judgment or supply of information undertaken or assumed by the Agent or the Banks in connection with such matters is solely for the protection of the Agent and the Banks and neither Borrowers nor any other Person is entitled to rely thereon; and

                (d) The Agent and the Banks shall not be responsible or liable to any Person for any loss, damage, liability or claim of any kind relating to injury or death to Persons or damage to Property caused by the actions, inaction or negligence of Borrowers and/or its Affiliates and Borrowers hereby indemnify and hold the Agent and the Banks harmless from any such loss, damage, liability or claim.

           11.13 No Third Parties Benefited. This Agreement is made for the purpose of defining and setting forth certain obligations, rights and duties of Borrowers, the Agent and the Banks in connection with the Loans, and is made for the sole benefit of Borrowers, the Agent and the Banks, and the Agent's and the Banks' successors and assigns. Except as provided in Sections 11.8 and 11.11, no other Person shall have any rights of any nature hereunder or by reason hereof.

           11.14 Confidentiality. Each Bank agrees to hold any confidential information that it may receive from Borrowers pursuant to this Agreement in confidence, except for disclosure: (a) to other Banks;
  (b) to legal counsel and accountants for Borrowers or any Bank; (c) to other professional advisors to Borrowers or any Bank, provided that the recipient has been informed in advance of the confidential nature of such information; (d) to regulatory officials having jurisdiction over that Bank; (e) as required by Law or legal process or in connection with any legal proceeding or litigation involving that Bank and any of Borrowers; and (f) to another financial institution in connection with a disposition or proposed disposition to that financial institution of all or part of that Bank's interests hereunder or a participation interest in its Note, provided that the recipient has been informed in advance of the confidential nature of such information. For purposes of the foregoing, "confidential information" shall mean any information respecting the Company or its Subsidiaries reasonably considered by Borrowers to be confidential, other than (i) information previously filed with any Governmental Agency and available to the public, (ii) information previously published in any public medium from a source other than, directly or indirectly, that Bank, and (iii) information previously disclosed by Borrowers to any Person not associated with Borrowers without a confidentiality agreement or obligation substantially similar to this
  Section 11.14. Nothing in this Section shall be construed to create or give rise to any fiduciary duty on the part of the Agent or the Banks to Borrowers.

           11.15 Further Assurances. Borrowers and their Subsidiaries shall, at their expense and without expense to the Banks or the Agent, do, execute and deliver such further acts and documents as any Bank or the Agent from time to time reasonably requires for the assuring and confirming unto the Banks or the Agent of the rights hereby created or intended now or hereafter so to be, or for carrying out the intention or facilitating the performance of the terms of any Loan Document.

           11.16  Integration.  This Agreement, together with the other
  Loan Documents, comprises the complete and integrated agreement of the parties on the subject matter hereof and supersedes all prior agreements, written or oral, on the subject matter hereof. In the event of any conflict between the provisions of this Agreement and those of any other Loan Document, the provisions of this Agreement shall control and govern; provided that the inclusion of supplemental rights or remedies in favor of the Agent or the Banks in any other Loan Document shall not be deemed a conflict with this Agreement. Each Loan Document was drafted with the joint participation of the respective parties thereto and shall be con-strued neither against nor in favor of any party, but rather in accordance with the fair meaning thereof.

           11.17 Governing Law. Except to the extent otherwise provided therein, each Loan Document shall be governed by, and construed and enforced in accordance with, the local Laws of California.

           11.18 Severability of Provisions. Any provision in any Loan Document that is held to be inoperative, unenforceable or invalid as to any party or in any jurisdiction shall, as to that party or jurisdiction, be inoperative, unenforceable or invalid without affecting the remaining provisions or the operation, enforceability or validity of that provision as to any other party or in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

           11.19 Headings. Article and Section headings in this Agreement and the other Loan Documents are included for convenience of reference only and are not part of this Agreement or the other Loan Documents for any other purpose.

           11.20 Time of the Essence. Time is of the essence of the Loan Documents.

           11.21 Foreign Banks and Participants. Each Bank, and each holder of a participation interest herein, that is incorporated or otherwise organized under the Laws of a jurisdiction other than the United States of America or any State thereof or the District of Columbia shall deliver to Borrowers (with a copy to the Agent), within twenty (20) days after the Closing Date (or after accepting an assignment or receiving a participation interest herein pursuant to Section 11.8, if applicable) two duly completed copies, signed by a Responsible Official, of either
  Form 1001 (relating to such Person and entitling it to a complete exemption from withholding on all payments to be made to such Person by Borrowers pursuant to this Agreement) or Form 4224 (relating to all payments to be made to such Person by the Borrowers pursuant to this Agreement) of the United States Internal Revenue Service or such other evidence (including, if reasonably necessary, Form W-9) satisfactory to Borrowers and the Agent that no withholding under the federal income tax laws is required with respect to such Person. Thereafter and from time to time, each such Person shall (a) promptly submit to Borrowers (with a copy to the Agent), such additional duly completed and signed copies of one of such forms (or such successor forms as shall be adopted from time to time by the relevant United States taxing authorities) as may then be available under then current United States laws and regulations to avoid, or such evidence as is satisfactory to Borrowers and the Agent of any available exemption from, United States withholding taxes in respect of all payments to be made to such Person by Borrowers pursuant to this Agreement and (b) take such steps as shall not be materially disadvantageous to it, in the reasonable judg-ment of such Bank, and as may be reasonably necessary (including the re-designation of its Eurodollar Lending Office, if any) to avoid any requirement of applicable Laws that Borrowers make any deduction or withholding for taxes from amounts payable to such Person. Unless and until Borrowers and the Agent have received such forms and other documents described in this Section 11.21 reasonably satisfactory to them establishing that each Bank is entitled to receive payments under this Agreement without deduction or withholding of any United States Federal income taxes, Borrowers or the Agent (if not withheld by Borrowers) shall withhold taxes from such payment at the applicable statutory rate, without any obligation to "gross-up" or increase amounts payable hereunder or under any of the other Loan Documents.

           11.22 Hazardous Material Indemnity. Each of Borrowers hereby agrees to indemnify, hold harmless and defend (by counsel reasonably satisfactory to the Agent) the Agent and each of the Banks and their respective directors, officers, employees, agents, successors and assigns from and against any and all claims, losses, damages, liabilities, fines, penalties, charges, administrative and judicial proceedings and orders, judgments, remedial action requirements, enforcement actions of any kind, and all costs and expenses incurred in connection therewith (including but not limited to reasonable attorneys' fees and the reasonably allocated costs of attorneys employed by the Agent or any Bank, and expenses to the extent that the defense of any such action has not been assumed by Borrowers), arising directly or indirectly out of (i) the presence on, in, under or about any Real Property of any Hazardous Materials, or any releases or discharges of any Hazardous Materials on, under or from any Real Property and (ii) any activity carried on or undertaken on or off any Real Property by Borrowers or any of its predecessors in title, whether prior to or during the term of this Agreement, and whether by Borrowers or any predecessor in title or any employees, agents, contractors or subcon-tractors of Borrowers or any predecessor in title, or any third persons at any time occupying or present on any Real Property, in connection with the handling, treatment, removal, storage, decontamination, clean-up, transport or disposal of any Hazardous Materials at any time located or present on, in, under or about any Real Property. The foregoing indemnity shall further apply to any residual contamination on, in, under or about any Real Property, or affecting any natural resources, and to any contamination of any Property or natural resources arising in connection with the generation, use, handling, storage, transport or disposal of any such Hazardous Materials, and irrespective of whether any of such activities were or will be undertaken in accordance with applicable Laws, but the foregoing indemnity shall not apply to Hazardous Materials in, on, under or about any Real Property or any other Property, the presence of which is caused by the Agent or the Banks or any of their respective employees, agents, contractors or subcontractors. Borrowers hereby acknowledge and agree that, notwithstanding any other provision of this Agreement or any of the other Loan Documents to the contrary, the obligations of Borrowers under this Section (and under Sections 4.18 and 5.13) shall be unlimited corporate obligations of Borrowers and shall not be secured by any deed of trust on any Real Property.

           11.23 Joint and Several. Each of Borrowers shall be obligated for all of the Obligations on a joint and several basis, notwithstanding which of Borrowers may have directly received the proceeds of any particular Loan or the benefit of a particular Letter of Credit. Each of Borrowers acknowledges and agrees that, for purposes of the Loan Documents, Borrowers constitute a single integrated financial enterprise and that each receives a benefit from the availability of credit under this Agreement to all of Borrowers. Each of Borrowers waive all defenses arising under the Laws of suretyship, to the extent such Laws are applicable, in connection with its joint and several obligations under this Agreement. Without limiting the foregoing, each of Borrowers agrees to the Joint Borrower Provisions set forth in Exhibit P, incorporated by this reference.

           11.24 Further Additional Borrowers. The Company from time to time may request that one or more of the Company's wholly-owned Active Domestic Subsidiaries become a "Borrower" under this Agreement and, therefore, become jointly and severally liable for all Obligations of Borrowers under the Loan Documents. Any such request shall be subject to the prior written approval of the Requisite Lenders (which approval may be withheld by the Banks for any reason whatsoever). In the event the Requisite Lenders approve the addition of any such Active Domestic Subsidiary as a Borrower, the Company shall cause such Active Domestic Subsidiary to execute and deliver to the Agent a Joinder Agreement and such Collateral Documents, agreements, financing statements and documents as the Agent or the Requisite Banks may reasonably request and the Company shall deliver the capital stock of such Active Domestic Subsidiary (to the extent not previously delivered) to the Agent as additional Pledged Collateral under the Pledge Agreement.

           11.25 Release of Liens. Notwithstanding the Liens granted to the Agent and the Banks pursuant to the Collateral Documents or otherwise from time to time, the Agent (on behalf of itself and the Banks) agrees, without demand of Borrower, to promptly release, terminate and reconvey all such Liens (and thereby convert the Obligations from being secured Obligations to unsecured Obligations) if, and only if, each of the following conditions shall be satisfied in full.

                (a)  Borrower shall have maintained a Fixed Charge
        Coverage Ratio equal to or greater than 2.00 to 1.00 as of the last day of each Fiscal Quarter during any Fiscal Year commencing with the Fiscal Year ending December 31, 1996 (as reflected and supported by the audited financial statements of the Company and its Subsidiaries for such Fiscal Year);

                (b) No Default or Event of Default shall have occurred and be continuing as of the expected Lien release date; and

                (c) Borrowers and their Subsidiaries shall, at their expense and without expense to the Banks or the Agent, execute and deliver such further documents and do such further acts as any Bank or the Agent may reasonably require in connection with such release, termination or reconveyance of such Liens as well as for the purpose of assuring and confirming unto the Banks and the Agent that a Negative Pledge on all Properties of Borrowers and their Subsidiaries (subject to the exclusions provided in Section 6.8) shall remain in effect notwithstanding the release, termination and reconveyance of the Liens evidenced by the Collateral Documents.

           11.26 Waiver Of Jury Trial. EACH PARTY TO THIS AGREEMENT EXPRESSLY WAIVES ITS RESPECTIVE RIGHT TO A TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED OR INCIDENTAL TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR PARTIES, WHETHER NOW EXISTING OR HEREAFTER ARISING AND WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. EACH PARTY AGREES THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY ARE WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS. ANY PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE SIGNATORIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

           11.27  Purported Oral Amendments.  BORROWERS EXPRESSLY
  ACKNOWLEDGE THAT THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS MAY ONLY BE AMENDED OR MODIFIED, OR THE PROVISIONS HEREOF OR THEREOF WAIVED OR SUPPLEMENTED, BY AN INSTRUMENT IN WRITING THAT COMPLIES WITH SECTION 11.2. BORROWERS AGREE THAT THEY WILL NOT RELY ON ANY COURSE OF DEALING, COURSE OF PERFORMANCE, OR ORAL OR WRITTEN STATEMENTS BY ANY REPRESENTATIVE OF THE AGENT OR ANY BANK THAT DOES NOT COMPLY WITH SECTION 11.2 TO EFFECT AN AMENDMENT, MODIFICATION, WAIVER OR SUPPLEMENT TO THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS.

           IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

  CIRCON CORPORATION,
                           a Delaware corporation


                           By:  ________________________________
                               R. Bruce Thompson
                               Executive Vice President
                               and Chief Financial Officer



                           By:  ________________________________
                               Daniel J. Meaney, Jr.
                               Vice President and Secretary


                           Address for the foregoing:

                           Circon Corporation
                           6500 Hollister Avenue
                           Santa Barbara, California 93117

                           Attn:  Mr. R. Bruce Thompson

                           Telecopier:  (805) 968-7385
                           Telephone:   (805) 967-0404



                           FIRST INTERSTATE BANK OF CALIFORNIA,
                           as Agent


                           By: __________________________________
                               Charles W. Reed
                               Senior Vice President


                           Address:

                           First Interstate Bank of California
                           707 Wilshire Boulevard, W16-20
                           Los Angeles, California 90017

                           Attn:  Mr. Charles W. Reed

                           Telecopier:  (213) 614-2569
                           Telephone:   (213) 614-2648



                           FIRST INTERSTATE BANK OF CALIFORNIA,
                           as a Bank


                           By:  _________________________________
                               Anna K. Mercer
                               Vice President



                           By:  _________________________________
                               Charles W. Reed
                               Senior Vice President



                           Address:

                           First Interstate Bank of California
                           Santa Barbara Commercial Banking Center
                           901 State Street
                           Santa Barbara, California 93101

                           Attn:  Ms. Anna K. Mercer

                           Telecopier:  (805) 564-4668
                           Telephone:   (805) 564-4616



                           THE BANK OF NEW YORK,
                           as a Bank


                           By:  _________________________________

                               Its:______________________________



                           Address:

                           The Bank of New York
                           123 Main Street
                           White Plains, New York  10601

                           Attn:  Edward Moriarty

                           Telecopier:  (914) 421-8065
                           Telephone:   (914) 421-8050


                           with a copy to:

                           The Bank of New York
                           BNY Business Center
                           301 Tresser Boulevard, 8th Floor
                           3 Stamford Plaza
                           Stamford, Connecticut  06901

                           Attn:  Ms. Janet Wolff

                           Telecopier:  (203) 967-8006
                           Telephone:   (203) 359-4059
                             SHEPPARD, MULLIN, RICHTER & HAMPTON


     Cabot Medical Corporation, a New Jersey Corporation
     2150 Cabot Boulevard West
     Langhorne, PA  19047