Form 10-K/A
period 1995-12-31
CIRCON CORP
filed 1996-05-14
CIK 719727

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                  FORM 10-K/A

AMENDMENT #1

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

 Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.

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

               DOCUMENTS INCORPORATED BY REFERENCE

                1 Proxy Statement dated May 31, 1996 for Part III.






                                    February 6, 1996


To Circon Corporation:


                           Re: Form 10-K for the Year Ended December 31, 1995


This letter is written to meet the requirements of Regulation S-K calling for a letter from a registrant's independent accountants whenever there has been a change in accounting principle or practice. In connection with the pooling of interest transaction with Cabot Medical Corporation ("Cabot"), Circon Corporation changed its method of accounting for demonstration equipment to conform to the Cabot's policy of depreciating demonstration equipment.

A complete, coordinated set of financial and reporting standards for determining the preferability of accounting principles, among acceptable alternative principles has not been established, by the accounting profession. Thus, we cannot make an objective determination whether the accounting described in the preceding paragraph is the preferable method. However, we have reviewed the pertinent factors, including those related to financial reporting, in this particular case subject basis, and our opinion stated below is based on our determination made in this manner.

We are of the opinion that Circon Corporation's change in method of accounting is to an acceptable alternative method of accounting, which based on the reasons stated for the change and our discussions with you, is also preferable under the circumstances in this particular case. In arriving at this option, we have relied on the business judgement and business planning of your management.

Very truly yours,

Arthur Andersen LLP





                  CIRCON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, 1995
                            (In Thousands)


CASH FLOWS FROM OPERATING ACTIVITIES           1993       1994      1995
                                             --------    -------  ---------

  Net income (loss)                           (6,212)     6,509    (5,393)

  Adjustments to reconcile net
   income (loss) to cash provided by
   operating activities:

     Depreciation and amortization            11,400     11,492     9,603
     Deferred income taxes                    (1,318)    (2,710)   (2,582)
     Cumulative effect of accounting
       change/other                             (204)        -        149
     Loss on disposals                         1,464        115     2,042


Change in assets and liabilities:
     Accounts receivable                       3,252     (3,572)      478
     Inventories                               7,311       (363)   (2,292)
     Prepaid expenses and other assets          (271)       670       514
     Other assets                                (59)      (520)    2,160
     Accounts payable                           (951)      (179)    2,709
     Accrued liabilities                         568      1,379    (1,576)
     Customer deposits                           (45)        81       606
     Other noncurrent  liabilities               389       (234)       -
                                              --------   --------  -------
Net cash provided by operating activities     15,324     12,668     6,418





             CIRCON CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, 1995
                        (In Thousands)

CASH FLOWS FROM INVESTING ACTIVITIES               1993       1994     1995
                                                --------    -------- -------
 Disposals of marketable securities, net          1,638        195    15,119
 Purchases of property, plant and equipment     (12,794)   (12,409)   (9,519)
 Purchase of Lican Medical Products              (1,027)       -          -
 Purchase of intangible                            (239)      (160)       -
 Cumulative translation adjustment                 (273)      (148)     (172)
                                                --------    --------  --------
  Net cash provided by (used in)
   investing activities                         (12,695)   (12,522)     5,428
                                               ---------   ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock             209       953       4,011
 Purchase of treasury stock                        (820)   (2,497)         -
 Repayments of capital lease obligations           (297)     (321)       (395)
 Repayments of long-term obligations               (420)     (445)     (1,042)
 Tax benefit from exercise of stock options         275       692       1,169
 Other                                               -         -         (478)
                                               ----------  --------  ---------
 Net cash provided by (used in)
 financing activities                           (1,053)    (1,618)      3,265
                                               ---------  ---------  ---------
 Net increase (decrease) in cash and temporary
 cash investments                                1,576     (1,472)     15,111

 Cash and temporary cash investments, beginning
 of period                                       2,371      3,947       2,475
                                               --------   ---------  --------
 Cash and temporary cash investments, end
 of period                                      $3,947     $2,475     $17,586
                                               ========  =========  ==========
SUPPLEMENTAL DISCLOSURES

 Cash paid for interest                         $5,350    $5,354       $5,398
                                              =========  ========   ==========
 Cash paid for income taxes
 (net of refund received)                      $1,144    $ (274)      $ 2,097
                                              ========   ========   =========

                              The accompanying notes are an integral part of
                                         these consolidated statements.






                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

a. Financial Statements and ScheduleFiled

   1     Financial Statements - see Item 8 of this Report.

   2     Supplemental Schedules - see Item 8 of this Report.

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

     18   Letter re: Change in Accouting Principle

     21   Subsidiaries of the Registrant.

     23   Consent of Independent Public Accountants. *

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

DATED March 29, 1996
                           CIRCON CORPORATION
                             (Registrant)



By                          Richard A. Auhll
                  President, Chief Executive Officer
                       Chairman of the Board

 Pursuant to the requirements of the Securities Exchange
Act of 1934, this amended report has been signed below by the Chief Accounting Officer.


Signature                       Title             Date
- ---------------   ------------------------------  --------
Fred Wallach      Chief Accounting Officer         5/14/96