Form 10-Q
period 1996-03-31
CIRCON CORP
filed 1996-05-15
CIK 719727

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED    March 31, 1996              COMMISSION FILE NO.  0-12025


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

                         Yes  X         No


Number of Common Shares Outstanding at March 31, 1996:   12,574,196





                  CIRCON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1995 AND MARCH 31, 1996

                                        ASSETS

                    (In thousands, except for share amounts)

                                                                (UNAUDITED)
                                                December 31,      March 31,
                                                       1995           1996
                                                 -----------     -----------
CURRENT ASSETS:
     Cash and temporary cash investments       $    17,586      $    8,292
     Marketable securities                           6,496             585
     Accounts receivable, net of allowance of
     $1,807 in 1995 and $1,814 in 1996              26,539          27,569
     Inventories                                    31,645          32,648
     Prepaid expenses and other assets               2,627           3,412
     Deferred income taxes                           5,932           5,932
                                                -----------      ----------
          Total current assets                      89,233          78,438


PROPERTY, PLANT, AND EQUIPMENT, NET                 53,750          54,395


OTHER  ASSETS                                       36,824          36,088
                                                ----------       -----------
                      Total assets           $     181,399      $  168,921
                                                ===========      ===========

                   The accompanying notes are an integral part of
                             these consolidated balance sheets.



                  CIRCON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1995 AND MARCH 31, 1996

                  LIABILITIES AND SHAREHOLDERS' EQUITY

               (In thousands, except for share amounts)

                                                                   (UNAUDITED)
                                                  December 31,      March 31,
                                                         1995           1996
                                                   -----------     ----------
CURRENT LIABILITIES:
     Current maturities of long-term obligations  $    15,857      $     574
     Accounts payable                                   7,728          5,426
     Accrued liabilities                               10,796         10,624
     Customer deposits                                  1,079          1,191
                                                   -----------     ----------
          Total current liabilities                    35,460         17,815

NONCURRENT LIABILITIES:
     Long-term obligations                             56,435         58,935
     Deferred income taxes                              2,251          2,608
     Capital lease obligations and other                   81             61
                                                   -----------     ----------
          Total noncurrent liabilities                 58,767          61,604


SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
      1,000,000 shares authorized, none
      outstanding
Common stock: $0.01 par value
     50,000,000 shares authorized
    12,564,079 and 12,574,196  issued and outstanding
   in 1995 and 1996 respectively                         126           190
Additional paid-in capital                            94,928        94,958
Minimum pension liability                               (143)         (143)
Cumulative translation adjustment                       (513)           64
Accumulated Deficit                                   (7,226)       (5,567)
                                                   -----------    ----------
Total shareholders' equity                            87,172        89,502

Total liabilities and shareholders'
     equity                                      $   181,399     $ 168,921
                                                  ===========     =========
                   The accompanying notes are an integral part of
                        these consolidated balance sheets.


                             CIRCON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three Months Ended March, 31

                            (In thousands, except per share amounts)


                                          (UNAUDITED)           (UNAUDITED)
                                               1995                  1996
                                          ----------             ---------
NET SALES                              $     37,921         $      39,962

    Cost of sales                            17,398                17,764
                                          ----------             ---------
GROSS PROFIT                                 20,523                22,198


OPERATING EXPENSES:
     Research and development                2,612                  2,975
     Selling, general and administrative    15,844                 15,645
                                         ----------             ----------
     Total operating expenses               18,456                 18,620

INCOME FROM OPERATIONS                       2,067                  3,578

     Interest income                           363                     95
     Interest expense                       (1,440)                (1,128)
     Other income (expense), net                53                    (62)
                                         ----------             ------------
INCOME  BEFORE PROVISION FOR INCOME TAXES    1,043                  2,483

     Provision  for income taxes               370                    824
                                         ----------             -----------
NET INCOME                             $       673            $     1,659
                                         ==========             ===========

EARNINGS  PER SHARE                    $      0.07            $      0.13
                                         ==========             ===========
Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding           12,778                 13,114
                                         ==========              ==========

                           The accompanying notes are an integral part of
                                     these consolidated statements.




                  CIRCON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Three Months Ended March, 31

                             (In Thousands)



CASH FLOWS FROM OPERATING ACTIVITIES                   1995        1996
                                                    --------     -------

  Net income                                            673       1,659

  Adjustments to reconcile net
      income  to cash provided by (used in)
      operating activities:

     Depreciation and amortization                    2,476       2,380
     Deferred income taxes                              (40)        310


Change in assets and liabilities:
     Accounts receivable                                394      (1,030)
     Inventories                                       (935)     (1,003)
     Prepaid expenses and other assets                 (148)       (785)
     Other assets                                       272         123
     Accounts payable                                   810      (2,302)
     Accrued liabilities                             (1,706)       (172)
     Customer deposits                                   13         112
                                                    ---------   ---------
Net cash provided by (used in) operating activities   1,809        (708)
                                                    ---------   ---------




                               CIRCON CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Three Months Ended March, 31

                                          (In Thousands)


CASH FLOWS FROM INVESTING ACTIVITIES                        1995       1996
                                                         --------    --------
     Disposals of marketable securities, net                 318       5,911
     Purchases of property, plant and equipment           (3,549)     (2,365)
     Cumulative translation adjustment                       448         577
                                                         --------    --------
     Net cash provided by (used in) investing activities  (2,783)      4,123
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of common stock                  151          82
     Repayments of capital lease obligations                (135)        (20)
     Repayments of long-term obligations                    (362)    (12,783)
     Tax benefit from exercise of stock options              244          12
     Other                                                  (149)          0
                                                         ---------   --------
    Net cash used in financing activities                   (251)    (12,709)
                                                         ---------   --------
     Net decrease in cash and temporary
     cash investments                                     (1,225)     (9,294)

  Cash and temporary cash investments, beginning
     of period (reflects Cabot cash as of Dec 31, 1995)    2,882      17,586
                                                         ---------   --------
  Cash and temporary cash investments, end of period   $   1,657   $   8,292
                                                         =========   ========
SUPPLEMENTAL DISCLOSURES

     Cash paid for interest                            $   2,592   $      66
                                                         ========    ========
     Cash paid for income taxes                        $     176   $     274
                                                         ========    ========

                           The accompanying notes are an integral part of
                                    these consolidated statements.





                        CIRCON CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1996

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

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. It is suggested that these condensed consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's annual report for the year ended December 31, 1995, and Form S-4 filed in connection with the Cabot business combination.

    On August 28, 1995, Circon Corporation ("Circon") merged with
 Cabot Medical Corporation ("Cabot"), collectively referred to as "the Company," in a transaction accounted for as a pooling of interests. Circon's consolidated financial statements have been restated for all periods prior to the merger to include the financial position, results of operations and cash flows of Cabot.

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

(1) Inventories
    -----------

  Inventories include costs of materials, labor and manufacturing overhead and are priced at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1995 and March 31, 1996 consist of the following:

                                                  1995            1996
                                              ----------      ---------
    Raw materials                             $  11,017       $  10,942
    Work in process                              12,243          11,957
    Finished goods                                8,385           9,749
                                              ----------      ---------
                                              $  31,645       $  32,648
                                              ==========      =========

(2) Long-Term Obligations
    --------------------

    Long-term obligations as of December 31, 1995 and March 31, 1996 consist of the following:

                                                       1995       1996
                                                   ---------  --------
     Note payable to bank under a revolving
       line of credit of $75,000,000, secured
       by substantially all of the company's
       assets, with interest at 0.95 points
       above the Eurodollar rate (6.325% at
       March 31, 1996).                           $     -    $  54,500

     7.5% convertible subordinated notes             67,000        -

     Industrial development authority bonds
       due December 2, 2006                           5,180      4,950

     Other                                              112         59

     Less: current maturities                       (15,857)      (574)
                                                   ---------    --------
                                                  $  56,435   $  58,935
                                                   =========    ========

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

     The Company has a letter of credit facility in the amount of approximately $5,327 as of March 31, 1996 underlying $7,000 of tax exempt Industrial Development Authority Bonds (the "Bonds") issued in December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments. The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. The Bonds and the letter of credit facility are collateralized by the Company's two Langhorne, Pennsylvania operating facilities. These facilities had a net carrying value of $5,181 as of March 31, 1996.

     During the first quarter of 1996 the Company repurchased all but $39,000 of the $67,000,000 convertible notes.  In April the Company
repurchased the remaining $39,000 of the convertible note.   Approximately
$54.5 million of the Credit Facility and $12.5 million of available cash was used to repurchase these notes.

     Future principal maturities of the Industrial Development Bonds and the Credit Facility are as follows:

      1996       $    574
      1997            370
      1998            390
      1999            405
      2000            430
      Thereafter   57,340
                 ---------
                $ 59,509
                 =========





ITEM 2.   Management's Discussion and Analysis of Operations and Financial
          Condition

     RESULTS OF OPERATIONS
     ---------------------


               Three Months Ended March 31, 1996
         Compared to Three Months Ended March 31, 1995

     Sales
     -------

     Total sales of $40.0 million were up 5.4% over first quarter 1995. U.S. sales force sales and international sales increased 9% and 7%, respectively. These were partially offset by a 19% decrease in dealer sales and a 16% decrease in industrial sales. Price increases accounted for 1% of the sales increase.

     Gross Profit
     -------------
     First quarter gross profit totaled $22.2 million or 55.5% of sales compared to $20.5 million or 54.1% for the same period last year.
The improvement was the result of increased manufacturing efficiencies and sales of higher margin products.

     Operating Expense
     -----------------
     Total operating expenses increased 1% over first quarter 1995 as compared to a 5.4% sales increase. Selling and general administrative expense decreased 1.2% reflecting economies gained from the merger of Circon and Cabot.

     Research and development expenditures totaled $3.0 million, up 14% over prior year reflecting continued emphasis on new product development. As a percent of sales, R&D expense was 7.4% compared to 6.9% for prior year.

     Income from Operations
     -----------------------
     Operating income was up 73% to $3.6 million due to increased sales and gross profits and operating expense trends discussed above.

     Interest and Other Expense
     --------------------------
     Interest expense of $1,128,000 decreased $312,000 from prior year due to reduced loan balances. Interest income of $95,000 decreased $268,000 from prior year due to lower investment balances.

     Income Taxes
     -------------
     The provision for income taxes of 33% compared to 35.5% in 1995 decreased due to the ability of the company to utilize some of the NOL from
 Cabot.

     Net Income
     -----------
     Net income of $1.7 million was up 147% over comparable 1995 due to increased sales and higher profit margins.

     Subsequent Events
     ------------------
     The company will be closing Cabot Medical's smaller facility in Langhorne, Pennsylvania, and taking other consolidating actions by the end of the third quarter 1996. As a result of this consolidation and related tax benefits, Circon is targeting after tax benefits of $0.8 million in 1996, (including a credit of approximately $2.0 million to the provision for income taxes resulting from the liquidation of Cabot and related realization of Cabot tax benefits), $1.8 million in 1997 and each subsequent year compared to not taking these actions. The targeted one time operating cost, associated with closing the facility, is $1.8 million in 1996, but will yield $2.6 million in operating cost savings in 1997 and each subsequent year compared to not consolidating.

     This consolidation is targeted to produce a $0.8 million benefit in the second quarter, (including a credit of approximately $2.0 million to the provision for income taxes resulting from the liquidation of Cabot and related realization of Cabot tax benefits), a $0.2 million cost in the third quarter and a benefit of $0.2 million in the fourth quarter, for a full year 1996 after tax benefit of $0.8 million. In the years 1997 and beyond, the after tax benefit is targeted for $0.45 million per quarter or $1.8 million per year.

     The major costs associated with closing the facility and relocating the production activities are targeted to occur in the second quarter and total $1.8 million for 1996. By the fourth quarter, operating savings of $0.3 million are targeted. In the years 1997 and beyond, this consolidation is targeted to produce operational savings of $0.65 million per quarter or $2.6 million per year.


                Liquidity and Capital Resources
               --------------------------------
     Circon has a $75.0 million secured revolving credit line with a syndicate of banks. $50.5 million of this facility was used to repurchase Cabot notes in January 1996 (see note 2).

     As of March 31, 1996, the company had cash and marketable securities totaling $8.9 million.

     The company believes that cash flow from operations, existing cash and marketable securities and available cash from bank credit facilities are adequate to fund the company's existing operation for the foreseeable future.


                            SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CIRCON CORPORATION
                                                    Registrant



 May 14, 1996
 ------------                             -----------------
 Date                                     RICHARD A. AUHLL
                                          President
                                          Chief Executive Officer





 May 14, 1996
 ------------                             -----------------
 Date                                     R. BRUCE THOMPSON
                                          Executive Vice President
                                          Chief Financial Officer


[TYPE]EX-27
[ARTICLE] 5
[LEGEND]
The user should be aware that this document is NOT complete, and should refer to the 10-Q for a complete set of financial information.
[/LEGEND]

[PERIOD-TYPE]                 3-MOS
[FISCAL-YEAR-END]                         DEC-31-1996
[PERIOD-END]                              MAR-31-1996
[CASH]                                      8,292,000
[SECURITIES]                                  585,000
[RECEIVABLES]                              29,383,000
[ALLOWANCE]                                 1,814,000
[INVENTORY]                                32,648,000
[CURRENT-ASSETS]                           78,438,000
[PP&E]                                     88,395,000
[DEPRECIATION]                             34,000,000
[TOTAL-ASSETS]                            168,921,000
[CURRENT-LIABILITIES]                      17,815,000
[BONDS]                                             0
[COMMON]                                   95,148,000
[PREFERRED-MANDATORY]                               0
[PREFERRED]                                         0
[OTHER-SE]                                    (79,000)
[TOTAL-LIABILITIES-AND-EQUITY]            168,921,000
[TOTAL-REVENUES]                           39,962,000
[CGS]                                      17,764,000
[TOTAL-COSTS]                              18,620,000
[OTHER-EXPENSES]                               62,000
[LOSS-PROVISION]                                    0
[INTEREST-EXPENSE]                          1,128,000
[INCOME-PRETAX]                             2,483,000
[INCOME-TAX]                                  824,000
[INCOME-CONTINUING]                         1,659,000
[DISCONTINUED]                                      0
[EXTRAORDINARY]                                     0
[CHANGES]                                           0
[NET-INCOME]                                1,659,000
[EPS-PRIMARY]                                    0.13
[EPS-DILUTED]                                    0.13