Form 10-Q/A
period 1996-03-31
CIRCON CORP
filed 1996-06-05
CIK 719727

FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                               AMENDMENT #1






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




                             CIRCON CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three Months Ended March, 31

                            (In thousands, except per share amounts)


                                          (UNAUDITED)           (UNAUDITED)
                                               1995                  1996
                                          ----------             ---------
NET SALES                              $     37,921         $      39,962

    Cost of sales                            17,398                17,764
                                          ----------             ---------
GROSS PROFIT                                 20,523                22,198


OPERATING EXPENSES:
     Research and development                2,612                  2,975
     Selling, general and administrative    15,848                 15,645
                                         ----------             ----------
     Total operating expenses               18,460                 18,620

INCOME FROM OPERATIONS                       2,063                  3,578

     Interest income                           363                     95
     Interest expense                       (1,440)                (1,128)
     Other income (expense), net                53                    (62)
                                         ----------             ------------
INCOME  BEFORE PROVISION FOR INCOME TAXES    1,039                  2,483

     Provision  for income taxes               418                    824
                                         ----------             -----------
NET INCOME                             $       621            $     1,659
                                         ==========             ===========

EARNINGS  PER SHARE                    $      0.05            $      0.13
                                         ==========             ===========
Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding           12,778                 13,114
                                         ==========              ==========

                           The accompanying notes are an integral part of
                                     these consolidated statements.




                  CIRCON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Three Months Ended March, 31

                             (In Thousands)



CASH FLOWS FROM OPERATING ACTIVITIES                   1995        1996
                                                    --------     -------

  Net income                                            621       1,659

  Adjustments to reconcile net
      income  to cash provided by (used in)
      operating activities:

     Depreciation and amortization                    2,476       2,380
     Deferred income taxes                                8         310


Change in assets and liabilities:
     Accounts receivable                                394      (1,030)
     Inventories                                       (935)     (1,003)
     Prepaid expenses and other assets                 (148)       (785)
     Other assets                                       272         123
     Accounts payable                                   814      (2,302)
     Accrued liabilities                             (1,706)       (172)
     Customer deposits                                   13         112
                                                    ---------   ---------
Net cash provided by (used in) operating activities   1,809        (708)
                                                    ---------   ---------




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

     Net Income
     -----------
     Net income of $1.7 million was up 167% over comparable 1995 due to increased sales and higher profit margins.

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


                            SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, this amended report has been signed below bt the Chief Accounting Officer.



Fred Wallach        Vice President, Controller     June 4, 1996