Form 10-Q/A
period 1996-03-31
CIRCON CORP
filed 1996-06-26
CIK 719727

FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                               AMENDMENT NO. 2

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

                                                    CIRCON CORPORATION
                                                    Registrant



 June 25, 1996
 ------------                             -----------------
 Date                                     FRED WALLACH
                                          VP, Controller