Form 10-Q
period 1996-06-30
CIRCON CORP
filed 1996-08-15
CIK 719727

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,                20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER JUNE 30, 19COMMISSION FILE NO.  0-12025


CIRCON CORPORATION
(Exact Name of Registrant as Specified in Its Charter)


Delaware                                          95-3079904
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)



6500 Hollister Avenue, Santa Barbara, California      93117-3019
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

Yes X         No


Number of Common Shares Ootstanding at June 30, 1996:  12,590,504




                    CIRCON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1995 AND JUNE 30, 1996

                                 ASSETS

                 (In thousands, except for share amounts)

                                              (UNAUDITED)         (UNAUDITED)
                                              December 31,          June 30
                                                   1995               1996
                                                ---------          ----------
CURRENT ASSETS:
Cash and temporary cash investments         $     17,586          $     8,722
Marketable securities                              6,496                1,612
Accounts receivable, net of allowance of
     $1,807 in 1995 and $1,833 in 1996            26,539               26,135
Inventories                                       31,645               34,585
Prepaid expenses and other assets                  2,627                3,019
Deferred income taxes                              5,932                6,494
                                                ---------         -----------
  Total                                           90,825               80,567


PROPERTY, PLANT AND EQUIPMENT NET,                53,750               53,583


OTHER ASSETS                                      36,824               35,203
                                                ---------             -------
  Total assets                                $  181,399         $    169,353
                                                =========            ========

                   The accompanying notes are an integral part of
                           these consolidated balance sheets.



                    CIRCON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1995 AND JUNE 30, 1996

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                   (In thousands,except for share amounts)


                                               (UNAUDITED)     (UNAUDITED)
                                                December 31,      June 30,
                                                    1995            1996

CURRENT LIABILITIES:
Current maturities of long-term obligations      $  15,857        $   574
Accounts payable                                     7,728          6,534
Accrued liabilities                                 10,796         11,429
Customer deposits                                    1,079          1,384
                                                  --------       --------
   Total current liabilities                        35,460         19,921

NONCURRENT LIABILITIES:
Long - term obligations                             56,435         58,935
Deferred income taxes                                2,251            546
Capital lease obligations and other                     81             41
                                                  --------        -------
   Total noncurrent liabilities                     58,767         59,522


SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
   1,000,000 shares authorized, none
   outstanding
Common stock: $0.01 par value
   50,000,000 shares authorized
   12,564,079 and 12,590,issued and outstanding
   in 1995 and 1996 respectively                     126            126
Additional paid-in capital                        94,928         95,194
Minimum pension liability                           (143)          (143)
Cumulative translation adjustment                   (513)          (405)
Accumulated Deficit                               (7,226)        (4,862)
                                                ---------       ---------
Total shareholders' equity                        87,172         89,910

Total liabilities and shareholders'
   equity                                   $    181,399     $  169,353
                                               =========       =========

    The accompanying notes are an integral part of these consolidated balance sheets.









                             CIRCON CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                           (In thousands, except per share amounts)

                       Three months ended                    Six months ended
                             June 30,                                 June 30,
                                               (UNAUDITED)  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                   1995        1996          1995          1996
                                               ----------   ---------     ---------     ----------
NET SALES                                      $  41,833      37,062      $  79,754       $77,024

    Cost of sales                                 19,354      16,466         36,752        34,230
                                                ---------   ---------     ----------    ----------
GROSS PROFIT                                      22,479      20,596         43,002        42,794


OPERATING EXPENSES:
  Research and development                        2,954        3,060         5,566         6,035
  Selling, general and administrtion             17,264       16,573        33,112        32,218
  Facilities shutdown expense (see note 1)           -         2,129            -          2,129
                                                --------    --------        ------       -------
  Total operati                                  20,218       21,762        38,678        40,382

INCOME (LOSS) FROM OPERATIONS                     2,261       (1,166)        4,324         2,412

  Interest income                                   312          166           675           261
  Interest expense                               (1,430)      (1,002)       (2,870)       (2,130)
  Other income (expense), net                       (44)         (53)            9          (115)
                                                --------    ---------     ---------      --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES    1,099      (2,055)        2,138           428

  Provision (benefit) for income taxes               754        (760)        1,172            64
  Non-recurring tax benefit (see note 2)              -       (2,000)           -         (2,000)
                                                ---------  -----------    ---------      --------
NET INCOME                                    $      345         705       $   966         2,364
                                                =========  ==========     =========       ========

EARNINGS PER SHARE                            $     0.03        0.05       $   0.08         0.18
                                                 ========   =========     =========       ========

Weighted Average Number of Shares of Common
Stock and Equivalent Outstanding                  13,074       13,037        12,926         13,078
                                                 --------     --------    ----------      --------

                     The accompanying notes are an integral part of
                               these consolidated statements.








                    CIRCON CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six Months Ended June, 30

                              (In Thousands)



CASH FLOWS FROM OPERATING ACTIVITIES           1995           1996
                                             --------       -------

  Net income                                $    966     $    2,364

Adjustments to reconcile net
  income to cash provided by
  operating activities:

 Depreciation and amortization                5,266           4,961
 Deferred income taxes                         (102)         (2,314)


Change in assets and liabilities:
 Accounts receivable                         (1,374)           404
 Inventories                                 (3,683)        (2,940)
 Pepaid expenses and other assets               (52)          (392)
 Other assets                                   734            211
 Accounts payable                             1,029         (1,194)
 Accrued liabilities                         (1,136)           633
 Customer deposits                               29            305
                                            --------       --------
Net cash provided by operating activities     1,677          2,038
                                            --------       --------




                         CIRCON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 Six Months Ended June,

                                    (In Thousands)


CASH FLOWS FROM INVESTING ACTIVITIES                     1995           1996
                                                      ---------       -------
 Disposals of marketable securities, net                   656          4,884
 Purchases of property, plant and equipment             (4,941)        (3,337)
 Cumulative translation adjustment                         112            108
                                                     ---------       --------
 Net cash provided by (used in) investing activities    (4,173)         1,655

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock                    375           151
 Repayments of capital lease obligations                  (174)          (40)
 Repayments of long-term obligations                      (467)      (12,783)
 Tax benefit from exercise of stock options                244           115
 Other                                                     522             0
                                                       ---------     --------
 Net cash provided by (used in) financing activities       500       (12,557)

Net decrease in cash and temporary
cash investments                                        (1,996)       (8,864)

Cash and temporary cash investments, beginning
 of period (reflects Cabot cash as of December 31, 1995)  2,882       17,586
                                                        --------     -------
Cash and temporary cash investments, end of period    $     886   $    8,722
                                                        ========     ========
SUPPLEMENTAL DISCLOSURES

  Cash paid for interest                              $   2,693   $      976
                                                        ========     ========
  Cash paid for income taxes                          $     542   $      409
                                                        ========     ========

                    The accompanying notes are an integral
                           these consolidated statements.





CIRCON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1996

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

 (1) Facilities Closure
     ------------------
  During the second quarter, the company announced the planned closure of the Langhorne, Pennsylvania facility. The closure is expected to be completed by the end of 1996 and will result in reduced future operating costs through human resource and facility rationalization. In connection with this plan, the company recorded pre-tax charge of $2,129,000 consisting of
(1) $1,674,000 of employee severance, relocation and out-placement costs and (2) $455,000 of cancellation of operating leases, relocation of product and equipment and other facility closure related costs.

 (2) Taxes
     -----
  During the second quarter, Cabot Medical was liquidated and merged into Circon. Prior to the merger, the Cabot net operating loss carryforwards
(nols) had a valuation allowance since historical data did not support current recognition of the loss carryforwards. The liquidation increases Circon's ability to utilize these nols and the Company recognized a non-recurring tax benefit by reducing the valuation allowance by $2 million.

 (3) Inventories
     -----------
  Inventories include costs of materials, labor and manufacturing overhead and are priced at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1995 and June 30, 1996 consist of the following:
                            1995          1996
                           ------       -------
Raw materials            $ 11,017      $ 11,474
Work in process            12,243        13,252
Finished goods              8,385         9,859
                          -------      --------
                         $ 31,645      $ 34,585
                          ========     ========

 (4) Long-Term Obligations
     ---------------------
     Long-term obligations as of December 31, 1995 and June 30, 1996 consisfollowing:

                                              1995           1996
                                           -------        -------
Note payable to bank under a revolving
line of credit of $75,000,000, secured
by substantially all of the company's
assets, with interest at 0.95 points
above the Eurodollar rate (6.325% at
June 30, 1996).                          $     -         $ 54,500

7.5% convertible subordinated notes        67,000              -

Industrial development authority bonds
 due December 2, 2006                       5,180          4,950

Other                                         112             59

Less: current maturities                  (15,857)          (574)
                                          --------       --------
                                        $  56,435       $ 58,935
                                          ========        =======

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

     The Company has a letter of credit facility in the amount of approximately $5.327 million as of March 31, 1996 underlying $7,000 of tax exempt Industrial Development Authority Bonds (the "Bonds") issued in December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments. The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. The Bonds and the letter of credit facility are collateralized by the Company's two Langhorne, Pennsylvania operating facilities. These facilities had a net carrying value of $5.181 million as of June 30, 1996.

     During the first quarter of 1996 the Company repurchased all but $39,000 of the $67,000,000 convertible notes. In April 1996 the Company repurchased the remaining $39,000 of the convertible note. $54.5 million of the Credit Facility and $12.5 million of available cash was used to repurchase these notes.

   Future principal maturities of the long term obligation are as follows:

               1996        $ 574
               1997          370
               1998          390
               1999          405
               2000          430
         Thereafter       57,340
                         -------
                        $ 59,509
                         =======
ITEM 2.     Management's Discussion and Analysis of Operations and Conditons

RESULTS OF OPERATIONS

                 Three Months Ended June 30, 1996
          Compared to Three Months Ended June 30, 1995

     Sales

     Second quarter sales totaled $37.1 million compared to $41.8 million for the same 1995 quarter. Second quarter sales were affected by a combination of uneven performance by the U.S. sales force and slow sales by European international dealers. Sales management's attention is focused on improving the performance level of the lowest one third of the U.S. sales force. Second quarter 1995 sales reflected the introduction of the VaporTrode vaporizing electrode and related products. Price increases had no impact on the quarter's sales.

    Gross Profit

    Gross profit for the quarter totaled $20.6 million compared to $22.5 million for the second quater 1995. Gross profit percentage for quarter was 55.6%, up from 53.7% for the same 1995 period. The improvement was the result of increased manufacturing efficiencies and sales of higher margin products.

    Operating Expenses

     In May 1996, Circon announced that it was closing Cabot Medical's facility in Langhorne, Pennsylvania, and taking other consolidation actions by the end of the third quater. A one-time charge of $2.1 million associated with the closing is included in the second quarter results.

     Operating expenses for the quarter, excluding the $2.1 million charge for the Langhorne facility shutdown, totaled $19.6 million, down 3% from the second quarter 1995. Research and development expenditures totaled $3.1 million, up 4% over the same 1995 period reflecting continuing emphasis on new product development. As a percent of sales, R&D expense was 8.3% compared to 7.1% for the prior period. Selling, general and administrative expenses totaled $16.6 million, down 4% reflecting economies gained from the merger of Circon and Cabot.

     In 1997 and subsequent years, Circon's manufacturing costs and operating expenses are targeted to be reduced by $3.7 million each year as a result of closing the Langhorne facility. Cabot's marketing and administrative functions will be consolidated with existing Circon functions and the products manufactured in Langhorne will be transferred to other Circon specialized manufacturing facilities.

     The process of closing the facility and transferring the production to other manufacturing sites began in May and is targeted to be completed by the end of October 1996.

     Income from Operations

     Operating income totaled $1.0 million, excluding one-time charges, compared to $2.3 million for the second quarter 1995, due to lower sales and the gross profit and operating expense trends discussed above.

     Interest and Other Expense

     Net interest expense was $0.8 million compared to $1.1 million for the second quarter 1995, due to reduced loan balance.

     Income Taxes

     The provision for income taxes for the second quarter 1996 reflected a $0.8 million benefit or 37% of the pretax loss. A $2.0 million non-recurring net operating loss carryforward benefit was recorded in the quarter as a result of Cabot Medical being liquidated and merged into Circon (see footnote 2 - Taxes)

    Net Income

     Net income totaled $0.7 million or $0.05 per share compared to $0.3 million or $0.03 per share due to the factors discussed above.

     Sales Enhancement and Cost Reduction Measures

     The Company is implementing various measures designed to enhance sales and reduce costs, and plans to implement additional such measures during the balance of 1996 and 1997. The Company expects that the primary impact of these measures will not occur before 1997. Although the Company believes that successful implementation of these measures should have a significant favorable effect on net income in future periods, there can be no assurance regarding successful implementation of the timing or magnitude of the benefits.


                                Six Months Ended June 30, 1996
                        Compared to Six Months Ended June 30, 1995

    Sales

     First half sales totaled $77.0 million compared to $79.8 million for the same 1995 period. Sales by the U.S. sales force were $58.2 million and international sales totaled $12.4 million, both down from the comparable 1995 period. Industrial sales were up 5.9% and other domestic sales declined 10.9% for the first half 1996 compared to the same period in 1995.

      Price increases between the first half of 1996 and 1995 have been negligible.

    Gross Profit

      Gross profit for the first half of 1996 totaled $42.8 million compared to $43.0 million in 1995. Gross profit as a percentage of sales for the first half was 55.6% of sales, up from 53.9% for the same 1995 period. The improvement was the result of increased manufacturing efficiencies and sales of higher margin products.

    Operating Expenses

     The one-time facility closure expense of $2.1 discussed in the second quarter to second quarter comparison has been excluded in the comparisons of first half operating results.

     Total operating expenses for the first half were $38.3 million, down 1% from the same 1995 period. R&D expenditures totaled $6.0 million, up 8% over the comparable 1995 period, and were 7.8% of sales.

      Selling, general and administrative expenses were $32.2 million, down 3%, reflecting economies gained from the merger of Circon and Cabot.

     Operating Income

     Operating income for the first half 1996 totaled $4.6 million compared to $4.3 million in 1995. The higher gross profit percentage and reduced operating expenses were the primary factors in the improved operating performance.

     Interest and Other Income

     Interest expense of $2.1 million decreased $0.7 million from the first half 1995 due to reduced debt. Interest income decreased $0.4 million from prior year due to lower investment balances.

     Income Taxes

     The provision for income taxes for the first half 1996, excluding the $2.0 million non-recurring tax benefit, is down $1.1 million. See the discussion in the second quarter to second quarter comparison and footnote 2.

     Net  Income

     Net income totaled $2.4 million for the first half 1996 compared to $1.0 million for the same 1995 period, due to the factors discussed above.

     Liquidity and Capital Resources

     Circon has a $75.0 million secured revolving credit line with a syndicate of banks. $50.5 million of the facility was used to repurchase Cabot notes in January 1996 (see note 2).

     As of June 30, 1996, the company had cash and marketable securities totaling $8.7 million.

     The company believes that cash flow from operations, existing cash and marketable securities and available cash from bank credit facilities are adequate to fund the company's existing operation for the foreseeable future.

     Forward Looking Statements

     See Item 5 regarding the forward looking statements in this Item 2 and certain important cautionary statements.

PART  II

Item 1.    Legal Proceedings.

     On May 28, 1996, two purported stockholders of the Company, Bart
Milano and Elizabeth Heaven, commenced an action in the Superior Court of the State of California for the County of Santa Barbara, Case No. 213476, purportedly on behalf of themselves and all others who purchased the Company's common stock between May 2, 1995 and February 1, 1996, against the Company, Richard A. Auhll, Rudolf R. Schulte, Harold R. Frank,
John F. Blokker, Paul W. Hartloff, Jr., R. Bruce Thompson, Jon D. St. Clair, Frederick A. Miller, David P. Zielinski, Winton L. Berci, Jurgen Zobel, Trevor Murdoch, and Warren G. Wood. The complaint alleges that the defendants violated Sections 11 and 15 of the Federal Securities Act of 1933, as amended, Sections 25400-02 and 25500-02 of the California Corporations
Code, and Sections 1709-10 of the California Civil Code, by disseminating allegedly false and misleading statements relating to Circon's acquisition of Cabot Medical Corp. by merger. In general the complaint alleges that defendants knew that synergies from the merger would not be achieved, but misrepresented to the public that they would be achieved, in order to obtain approval for the merger so they would be executives of a much larger corporation. This alleged conduct allegedly had the effect of inflating the Company's stock price. The complaint seeks compensatory and/or punitive damages, attorney fees and costs, and any other relief (including injunctive relief) deemed proper.

     On July 29, 1996, defendants filed demurrers to the complaint on the ground that plaintiffs' allegations failed to state facts sufficient to constitute a cause of action. On or about August 6, 1996, plaintiffs served their Response to defendants' demurrers, stating their intention to file an amended complaint prior to the hearing on defendants' demurrers. The Company believes plaintiffs' allegations to be without merit and intends to defend the lawsuit vigorously.

Item 4.             Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders was held on July 12, 1996.
The following table shows voting information for each item voted upon:


Proposal                    Voting Tabulation
- - ------------                ---------------------

Election of
Directors
Nominees                   For           Against
                           ----          -------

John F.
Blokker and
Harold R.
Frank                  10,279,078        78,172



                          For           Against      Abstain
                         ----          --------     ---------

Ratificatioof
Section of
Accountants           10,231,791         97,456        28,003


     The total number of shares of Circon Corporation Common Stock outstanding as of May 13, 1996, the record date for the Annual Meeting, was 12,588,677.

Item 5.             Other Information.

       (a) On August 2, 1996, USS Acquisition Corp. (the "Purchaser"), Delaware corporation and wholly-owned subsidiary of United States
Surgical Corporation, a Delaware corporation, filed with the Securities and Exchange Commission a tender offer statement on Schedule 14D-1 which disclosed that Purchaser has offered to purchase all issued and all outstanding shares of the Company at a price of $18.00 per share, net to the seller in cash without interest thereon, upon the terms and subject to the conditions set forth in the Purchaser's offer to purchase and related letter of transmittal. On August 5, 1996, Circon issued a press release indicating that the Circon Board of Directors is consulting with its legal and financial advisors and that the Board would respond to the unsolicited offer in due course.

      (b) The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained in this filing, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, cost savings or achievements of the Company, or industry results, to be materially different from any future results, performance, cost savings or achievements expressed or implied by such forward-looking statements. Such factors include, among others those set forth below under the heading "Additional Cautionary
Statements" and the inability of the Company to achieve the reduction in manufacturing and operating expenses that it has targeted as a result of the closing of the Langhorne facility.

ADDITIONAL CAUTIONARY STATEMENTS

     No assurance of Synergies or Cost Savings from Integration of Operations. Circon acquired Cabot Medical Corporation ("Cabot") by merger (the "Merger") in August, 1995 with the expectation that the Merger will result in beneficial synergies and cost savings for the combined
Company. Achieving the anticipated benefits of the Merger depends in part upon integration of the two companies' respective product offerings and of their sales and marketing and research and development efforts.
There can be no assurance that integration will be accomplished successfully or achieve the expected synergies. Following the Merger, the Company has to train the former Cabot sales force to sell the medical devices carried by Circon. This training has required time out of the field and has adversely affected sales and increased selling expenses.
The productivity of the combined U.S. Direct sales force has been below expectations. Although some sales personnel have produced significantly increased sales, others have experienced significantly lower sales productivity. There can be no assurance that current efforts to improve the productivity of the direct sales force will be sucessful. The process of integration, including the closure of the Langhorne facility, involves organization changes or shifts in employee responsibilities, as well as other factors, that could result in the loss of the services of qualified employees, some of whom might be difficult to replace. The transfer of products previously manufactured in Langhorne to other facilities may lead to additional costs and expenses that are currently not anticipated. Failure to effectively accomplish the integration of the two companies' operations could have a material adverse effect on Circon's results of operations and financial condition.

     Volatility of Stock Price. The market price of Circon's Common Stock is highly volatile and has ranged from a high of $20.25 to a low of $8.75 in 1996. The future market price of Circon's Common Stock could be subject to wide fluctuations in response to such factors as substantial variations in quarterly financial results, announcements of technological innovations or new products by Circon or its competitors, changes in prices of Circon's or its competitors' products and services, changes in product mix, changes in Circon's revenue and revenue growth rates for Circon as a whole or for individual geographic areas, business units, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, revenue or earnings estimates made by brokerage firms or industry analysts relating to the markets in which Circon does business or relating to Circon specifically have resulted, and could in the future result, in an immediate and adverse effect on the market price of Circon's Common
Stock. Also, failure to achieve revenue, earnings and other operating and financial results as forecasted or anticipated could result in an immediate and adverse effect on the market price of Circon Common Stock.
In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many medical products companies and which often have been unrelated to the operating performance of these companies.
These market fluctuations may adversely affect the market price of Circon Common Stock.

 Increasing Competition and Risk of Obsolescence from Technological Advances. The markets in which Circon's products compete are characterized by continuing technical innovation and increasing competition.
Some surgical procedures which utilize the Company's products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs. To the extent that any of the alternative procedures or drugs significantly reduces the need for Circon products, a substantial portion of the Company's current business could be adversely affected.

     Government Regulation. The manufacture and marketing of medical products are subject to extensive and rigorous federal and state regulation in the United States and to various regulatory requirements in other countries. The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain.
Although Circon has not experienced any substantial regulatory delays to date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on Circon's ability to introduce new products on a timely basis. Regulatory agencies periodically inspect Circon's manufacturing facilities to ascertain compliance with "good manufacturing practices" and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. If Circon experiences a delay in obtaining governmental approval or fails to comply with regulatory requirements, it could have an adverse effect on Circon's results of operations and financial condition.

     Uncertainties within the Healthcare Markets. Political, economic and regulatory influences are subjecting the healthcare industry in the United States to rapid, continuing and fundamental change. Although
Congress has failed to pass comprehensive health care reform legislation to date, Circon anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future. In addition, responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, healthcare providers (including customers of Circon) have demanded, and in many cases received, reduced prices on medical devices. These customers are expected to continue to demand lower prices in the future. Circon cannot predict what impact the adoption of any federal or state health care reform measures, private sector reform or market forces may have on its business. However, pricing pressure is expected to continue to adversely affect profit margins.

     Product Liability Risk. Circon's products involve a risk of product liability. Although Circon maintain product liability insurance at coverage levels which they believe are adequate, there is no assurance that, if the Company were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

     Effect of Antitakeover Provisions of Delaware Law and Circon's
Charter Documents. Circon is subject to the provisions of Section 203 of the Delaware General Corporation Law, which has the effect of restricting changes in control of a company. Moreover, the following provisions of Circon's certificate of incorporation and bylaws could, in some circumstances, impede a change of control of Circon: (i) the classification of the Board of Directors into three groups serving staggered three-year terms, so that a majority of the directors is not elected at any annual meeting; (ii) a provision that stockholders can take action only at a stockholders meeting (and not be written consent) and a provision that only the Board of Directors can call a special meeting of stockholders;
(iii) a requirement that stockholders provide advance notice to Circon of any stockholder proposal to be brought before a stockholder meeting or any intention to cumulate votes in the election of directors; (iv) a requirement that stockholder action to amend the provision in clause
(ii) or (iii) or to amend any bylaw be adopted by holders of two-thirds of the outstanding voting shares. In addition, Circon's Board of Directors has the authority to issue up a 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by the stockholders. These and other provisions of Delaware Law applicable to Circon and Circon's charter documents may have the effect of delaying, deterring or preventing changes in control or management of Circon.

     Disruptive Effect of Hostile Tender Offer. On August 2, 1996, a subsidiary of United States Surgical Corporation initiated an unsolicited offer to purchase all outstanding shares of the Company's Common Stock. This tender offer could have various adverse affects on the Company's business and results of operations, including the increased susceptibility of key employees of the Company to employment offers by other companies, the risk of negative reactions among distributors, suppliers or customers to the prospect of such a change in control of the Company, and the fees and other expenses of financial, legal and other advisors to the Company in responding to the tender offer.


Item 6.      Exhibits and Reports on Form 8K.

(a)          Exhibit      Index

             3.1B. Certificate of Amendment of Certificate of Incorporation of Circon Corporation merging Cabot Medical Corporation in Circon Corporation.

             3.1C. Certificate of Amendment of Certificate of Incorporation of Circon Corporation providing that no action required or permitted to be taken at a meeting of the shareholders may taken without a meeting or by written consent.

(b) The Company filed no reports on Form 8-K in the Second Quarter of 1996 with the Securities and Exchange Commission

                                    Exhibit 3.1B

                        CERTIFICATE OF OWNERSHIP AND MERGER

                                      MERGING

                             CABOT MEDICAL CORPORATION

                                      INTO

                                 CIRCON  CORPORATION


  Circon Corporation, a corporation organized an existing under the laws of the State of Delaware,

     DOES HEREBY CERTIFY:

FIRST: That Circon Corporation was incorporated on April 23, 1987, pursuant to the laws of the State of Delaware.

SECOND: That Circon Corporation owns all of the outstanding shares of the stock of Cabot Medical Corporation, a corporation incorporated on April 8, 1983, pursuant to the laws of the State of New Jersey.

THIRD: That Circon Corporation, by the following resolutions of its Board of Directors (the "Board"), duly adopted by the unanimous written consent of its members, filed with the minutes of the Board, on March 25, 1996, determined to and did merge into itself said Cabot Medical Corporation:

     Resolved: That Cabot Medical Corporation, a New Jersey corporation ("Cabot"), all of the outstanding shares of each class of which are owned by the Company, be merged into the Company (the "Merger") pursuant to applicable provisions of the New Jersey Business Corporation Act and of the Delaware General Corporation Law.

     Resolved Further: That the officers of Cabot and the officers of the Company are authorized and directed to do all acts and to execute, verify and file all documents necessary to effectuate the merger pursuant to applicable provisions of the New Jersey Business Corporation Act and of the Delaware General Corporation Law.

     IN WITNESS WHEREOF, Circon Corporation has caused this
Certificate of Merger to be signed by itself or a duly authorized officer as of this 28th day of June 1996.

                    CIRCON CORPORATION

                By:\s\ Richard A. Auhll
                Name:  Richard A. Auhll
               Title:  President, Chairman of the Board

Exhibit 3.1C

                   CERTIFICATE OF AMENDMENT OF
                CERTIFICATE OF INCORPORATION OF
                       CIRCON CORPORATION

     CIRCON CORPORATION, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "General Corporation Law"), does hereby certify:

    1. That the following new Article TWELFTH of the corporation's Certificate of Incorporation has been duly adopted by the board of directors in accordance with the provisions of Section 242 of the General Corporation Law:

       "TWELFTH: No action required or permitted to be taken at any annual or special meeting of the shareholders may by taken without a meeting and the power of the stockholders to consent in writing, without a meeting, to the taking of any action is specifically denied."

    2. That the foregoing amendment has been duly approved by the stockholders in accordance with the provision of Section 242 of the General Corporation Law.

     IN WITNESS WHEREOF, CIRCON CORPORATION has caused this
Certificate of Amendment of Certificate of Incorporation to be signed by Richard A. Auhll, its President and Chairman of the Board, and
Daniel J. Meaney, Jr., its Secretary, this 27th day of March, 1996.



                    \s\ Richard A. Auhll
                        RICHARD A. AUHLL
                        President and Chairman of the Board


ATTEST:             \s\ Daniel J. Meaney, Jr.
                        DANIEL J. MEANEY, JR.
                        Secretary


                    SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CIRCON CORPORATION
                          Registrant



 August 14, 1996
 Date                      RICHARD A. AUHLL
                           President
                           Chief Executive Officer





August 14, 1996
Date                       R. BRUCE THOMPSON
                           Executive Vice President
                           Chief Financial Officer

[TYPE]EX-27
[ARTICLE]5
[LEGEND]
The user should be aware that this document is NOT complete, and should refer to the 10-Q for a complete set of financial information.
[/LEGEND]

[PERIOD-TYPE]                       6-MOS
<FICAL-YEAR-END>                               DEC-31-1996
[PERIOD-END]                                   JUNE-30-1996
[CASH]                                          8,722,000
[SECURITIES]                                    1,612,000
[RECEIVABLES]                                  27,968,000
[ALLOWANCES]                                    1,833,000
[INVENTORY]                                    34,585,000
[CURRENT-ASSETS]                               80,567,000
[PP&E]                                         89,285,000
[DEPRECIATION]                                 35,702,000
[TOTAL-ASSETS]                                169,353,000
[CURRENT-LIABILITIES]                          19,921,000
[BONDS]                                                 0
[PREFERRED-MANDATORY]                                   0
[PREFERRED]                                             0
[COMMON]                                       95,320,000
[OTHER-SE]                                       (548,000)
[TOTAL-LIABILITY-AND-EQUITY]                  169,353,000
[SALES]                                        77,024,000
[TOTAL-REVENUES]                               77,024,000
[CGS]                                          34,230,000
[TOTAL-COSTS]                                  34,230,000
[OTHER-EXPENSES]                               40,382,000
[LOSS-PROVISION]                                        0
[INTEREST-EXPENSE]                              2,130,000
[INCOME-PRETAX]                                   428,000
[INCOME-TAX]                                   (1,936,000)
[INCOME-CONTINUING]                             2,364,000
[DISCONTINUED]                                          0
[EXTRAORDINARY]                                         0
[CHANGES]                                               0
[NET-INCOME]                                    2,364,000
[EPS-PRIMARY]                                         .18
[EPS-DILUTED]                                         .18


