Form 10-Q/A
period 1996-06-30
CIRCON CORP
filed 1996-10-02
CIK 719727

FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, 20549

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

Yes X         No


Number of Common Shares Outstanding at June 30, 1996:  12,590,504





                    SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CIRCON CORPORATION
                          Registrant



 October 2, 1996
 Date                      RICHARD A. AUHLL
                           President
                           Chief Executive Officer





October 2, 1996
Date                       R. BRUCE THOMPSON
                           Executive Vice President
                           Chief Financial Officer

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


