Form 10-Q
period 1996-09-30
CIRCON CORP
filed 1996-11-14
CIK 719727

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.    20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 1996            COMMISSION FILE NO.  0-12025


CIRCON CORPORATION
(Exact Name of Registrant as Specified in Its Charter)


         Delaware                                            95-3079904
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)



        6500 Hollister Avenue, Santa Barbara, California   93117-3019
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code:          805 685-5100


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X         No


Number of Common Shares Outstanding at September 30, 1996:  13,224,267





                                CIRCON CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 1995 AND SEPTEMBER 30,1996

                                                 ASSETS

                               (In thousands, except for share amounts)

                                                      (UNAUDITED)
                                       December 31,   September 30,
                                             1995          1996
                                          ---------     ---------
CURRENT ASSETS:
Cash and temporary cash investment      $    17,586   $    10,988
Marketable securities                         6,496         1,636
Accounts receivable, net of allowance of
 $1,807 in 1995 and $1,965 in 1996           26,539        25,993
Inventories                                  31,645        33,874
Prepaid expenses and other assets             2,627         3,547
Deferred income taxes                         5,932         7,088
                                           ----------    ---------
              Total current assets           90,825        83,126


PROPERTY, PLANT, AND EQUIPMENT, NET          53,750        53,297


OTHER ASSETS                                 36,824        34,428
                                           ---------     ---------
   Total assets                          $  181,399     $ 170,851
                                           =========     =========

                          The accompanying notes are an integral part of these consolidated balance sheets.



                                 CIRCON CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

                               (In thousands, except for share amounts)

                                                       (UNAUDITED)
                                        December 31,   September 30,
                                              1995           1996
                                         -----------   -------------
CURRENT LIABILITIES:
Current maturities of long-term       $       15,857  $        574
   Accounts payable                            7,728         5,092
   Accrued liabilities                        10,796        12,967
   Customer deposits                           1,079         1,400
                                          -----------  -------------
     Total current liabilities                35,460        20,033

NONCURRENT LIABILITIES:
   Long -term obligations                     56,435        54,435
   Deferred income taxes                       2,251           546
   Capital lease obligation                       81            21
                                           ----------  --------------
     Total noncurrent                         58,767        55,002


SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
  1,000,000 shares authorized,none
  outstanding
Common stock:$0.01 par value
  50,000,000 shares authorized
  12,564,079 and 13,224,267 issued and
  outstanding in 1995 and 1996 respectively     126           132
Additional paid-in capital                   94,928       102,578
Minimum pension liability                     (143)         (143)
Cumulative translation adjustment             (513)         (364)
Accumulated Deficit                         (7,226)       (6,387)
                                           ---------     ---------
Total shareholders' equity                  87,172        95,816

Total liabilities and shareholders'
equity                                   $ 181,399     $ 170,851
                                          =========     =========

                            The accompanying notes are an integral part of these consolidated balance sheets.




                                          CIRCON CORPORASUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (In thousands, except per share amounts)

                                                Three months ended           Nine Months ended
                                                    September 30,               September 30,
                                           -------------------------     --------------------------
                                            (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITD)                         (UNAUDIT
                                                 1995          1996            1995         1996
                                             ---------     ----------    ------------  ------------                --------
NET SALES                                   $  42,113     $   38,369    $   121,867   $  115,393

  Cost of sales                                18,635         17,030         55,387       51,260
  Non-Recurring business integration            4,212            -            4,212          -
                                             ---------     ----------    ------------  ----------                  --------
GROSS PROFIT                                   19,266         21,339         62,268       64,133


OPERATING EXPENSES:
  Research and development                     2,867           3,174          8,433        9,209
  Selling, general and administrative         15,556          15,808         48,856       48,026
  Non-Recurring business integration expense   4,221              -           4,221           -
  Reversal of Cabot restructuring charge          -               -              -          (188)
  Facilities shutdown expense (see note 1)        -              500             -           500
                                             ---------     -----------   -----------  -----------
     Total operating expenses                 22,644          19,482         61,322       59,864

INCOME (LOSS) FROM OPERATIONS                 (3,378)          1,857            946        4,269

  Non-Recurring transaction costs             (4,936)             -          (4,936)          -
  USSC Tender Offer (see note 2)                  -           (3,200)            -        (3,200)
  Interest income                                312              86            970          347
  Interest expense                            (1,515)         (1,121)        (4,394)      (3,251)
  Other income (expense), net                     12             32              47          (83)
                                             ---------     -----------   -----------  ------------
INCOME (LOSS) BEFORE PROVISION                (9,505)         (2,346)        (7,367)      (1,918)
   FOR INCOME TAXES

   Benefit for income taxes                   (2,131)           (821)          (959)        (757)
   Non-recurring tax benifit (see note 3)         -               -              -        (2,000)
                                             ---------     -----------   ------------  -----------
NET INCOME (LOSS)                          $  (7,374)     $    (1,525)   $   (6,408)   $     839
                                             =========     ===========   ============  ===========

EARNINGS PER SHARE:                        $   (0.56)     $    (0.11)    $    (0.49)    $   0.06
                                             =========     ===========   ============  ===========
Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding              13,198          13,431         13,034      13,201
                                             =========     ============  ============  ===========

                                  The accompanying notes are an integral part of these consolidated statements.




             CIRCON CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

             Nine Months Ended September, 30

                         (In Thousands)



  CASH FLOWS FROM OPERATING ACTIVITIES            1995         1996
                                               --------      --------

Net income                                   $ (6,408)     $     839

Adjustments to reconcile net
 income to cash provided by
 operating activities:

  Depreciation and amortization                 9,079           6,364
  Deferred income taxes                            88          (2,861)


Change in assets and liabilities:
  Accounts receivable                            (962)            546
  Inventories                                  (3,971)         (2,229)
  Prepaid expenses and other assets             1,086            (920)
  Other assets                                    857              96
  Accounts payable                              3,101          (2,636)
  Accrued liabilities                           1,253           3,082
  Accrued Interest                             (1,162)           (911)
  Customer deposits                                29             321
                                             --------         --------
Net cash provoperating activities               2,990           1,691
                                             --------         --------




                  CIRCON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine Months Ended September, 30

                         (In Thousands)


CASH FLOWS FROM INVESTING ACTIVITITIES                    1995          1996
                                                       --------       -------
  Disposals of marketable securities, net                1,444          4,860
  Purchases of property, plant and equipment            (3,921)        (3,611)
  Cumulative translation adjustment                        595            149
                                                       --------      --------
  Net cash provided by (used in) investing activities   (1,882)         1,398
                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock                 1,128          4,349  -
  Repayments of capital lease obligations                 (212)           (60)
  Repayments of long-term obligations                   (1,277)       (17,283)
  Tax benefit from exercise of stock options                -           3,307
  Other                                                    272              0
                                                       --------      --------
  Net cash provided (used in) financing                    (89)        (9,687)

  Net increase (decrease) in cash and temporary
  cash investments                                        1,019        (6,598)

Cash and temporary cash investments, beginning
  of period                                               2,883        17,586
                                                       --------      -----------
Cash and temporary cash investments, end of period   $    3,902     $  10,988
                                                      =========      =========
SUPPLEMENTAL DISCLOSURES

Cash paid for interest                              $    5,283     $    1,861
                                                     =========       ===========
Cash paid for income taxes                          $      948     $      992
                                                     =========       ==========

                   The accompanying notes are an integral part of these consolidated statements.



                           CIRCON CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1996

General

    The accompanying condensed consolidated financial statements include the accounts of Circon Corporation (the Company) and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. It is suggested that these condensed financial statements be read in conjunction with the statements and notes thereto included in the Company's annual report for the year ended December 31, 1995, and Form S-4 filed in connection with the Cabot business combination.

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

  In the third quarter, the Company recorded an additioinal $500,000 charge consisting of employee severance, relocation, out placement costs and other miscellaneous charges.


(2)      USSC Tender Offer

  On August 2, 1996, United States Surgical Corporation ("USSC") through its wholly-owned subsidiary, USS Acquisition Corp., launched an unsolicited tender offer (the "Offer") for all of the common stock of the Company at a price of $18 per share. The Board of Directors considered the Offer and recommended that stockholders reject it so the Company can continue to pursue its strategic plan. In reaching its conclusion, the Board retained and consulted with Bear Stearns as financial advisors and Wilson Sonsini Goodrich & Rosati as legal advisors. In addition, the Company retained The Abernathy/MacGregor Group Inc. to advise the
Company on public relations matters, Corporate Investor Communications, Inc. to assist the Company in connection with communications to stockholders and William M. Mercer to advise the Board on certain employee matters.
In connection with rejecting the Offer, the Company adopted a Stockholders Right Plan and an Employee Retention Plan, both of which are the subject of a lawsuit brought by USSC against the Company and certain of its officers and directors. In addition, the Company and certain of its directors and officers are also defendants in certain class action lawsuits purportedly brought on behalf of Circon stockholders. The Company has reserved $3,200,000 for expenses related to the Offer and the stockholder litigation. (See PART II Item (1) Legal Proceedings).


(3)          Taxes

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

(4)          Inventories

  Inventories include costs of materials, labor and manufacturing overhead and are priced at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1995 and September 30, 1996 consist of the following: (000's)

                           1995     1996
                         -------   ------
    Raw materials       $ 11,017  $ 8,209
    Work in process       12,243   15,543
    Finished goods         8,385   10,122
                         -------  -------
                        $ 31,645 $ 33,874
                         =======  =======



(5)            Long-TerObligations

  Long-terobligations as of December 31, 1995 and
September 30, 1996 consis(000's)


                                              1995         1996
                                            -------      -------
 Note payable to bank under a reducing
revolving line of credit of $72,000,000,
secured by substantially all of the
Company's assets, with interest at
0.95 points above the Eurodollar rate
(6.825% at September 30, 1996).           $    -         $50,000

7.5% convertible subordinated notes         67,000            -

Industrial development authority bonds
  due December 2, 2006                       5,180        4,950

Other                                          112           59

Less: current maturities                   (15,857)        (574)
                                          ---------    ---------
                                         $  56,435    $  54,435
                                          --=======    =========

     The Company has a $72 million reducing revolving credit facility
(the "Credit Facility") which provides for direct borrowings and a maximum of $5 million in letters of credit. The Company has the option to borrow money based upon (I) the higher of the prime rate or an adjusted federal funds rate or (ii) an adjusted eurodollar rate. The unused portion of the Credit
Facility has a commitment fee which ranges from .1875% to .375%.  The
Credit Facility, which expires August 1, 2001, contains certain restrictive financial covenants and is secured by substantially all of the assets of the Company.

     The Company has a letter of credit facility in the amount of approximately $5.327 million as of March 31, 1996 underlying $7,000 of tax exempt Industrial Development Authority Bonds (the "Bonds") issued in December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments. The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. The Bonds and the letter of credit facility are collateralized by the Company's two Langhorne, Pennsylvania facilities. These facilities had a net carrying value of $5.170 million as of September 30, 1996.



  During 1996, the Company repurchased the $67,000,000 convertible
notes.    $54.5 million of the Credit Facility and $12.5 million of available cash was used to repurchase these notes.


 Future principal maturities of the long term obligation are as follows: (000's)

             1996   $   574
             1997       370
             1998       390
             1999       405
             2000       430
       Thereafter    52,840
                   --------
                   $ 55,009
                   ========
ITEM 2.    Management's Discussion and Analysis of Operations and
           Financial Condition

         RESULT OF OPERATIONS

         General

     On August 28, 1995, Circon Corporation acquired Cabot Medical Corporation. This report presents Circon and Cabot for the 1995 third quarter and nine month periods as if they had always been merged, which is required under pooling of interest accounting rules.

     All Cabot Medical Common Shares have been converted into Circon
Common Shares at a ratio of 0.415 shares of Circon for each share of Cabot.

     In the process of merging, Circon and Cabot incurred one-time business integration merger expenses totalling $13.4 million pretax and $9.8 million after tax which are reflected in the 1955 third quarter.

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

      The nine months 1995 include the above mentioned $13.4 million pretax and a $0.2 million reversal of previously expensed restructuring charges by Cabot Medical.


                           Three Months Ended September 30, 1996
                Compared to Three Months Ended September 30, 1995

      Sales
      -------

       Third quarter 1996 sales by the U.S. sales force of $30.0 million were the highest of any quarter since the merger with Cabot Medical in August 1995, up 5% over the second quarter 1996, but 3% below the record third quarter 1995. Third quarter total sales of $ 38.4 million were 9% below the all time high third quarter 1995.

       The focused attention on improving the performance of the sales force is showing early signs of sales growth returning to normal levels. All changes were due to volume as price changes were nominal in the quarter.

       Gross Profit
       ------------

           For comparative purposes, the one time business integration/merger expenses have been excluded from gross profit, operating expense and operating income discussions for the third quarter 1995.

          Third quarter gross profit totalled $21.3 million or 55.6% of sales compared to $23.5 million or 55.8% of sales. The slight change in gross profit between the two periods was due to lower sales levels and differences in the mix of products sold.

        Operating Expense
        -----------------

     In May 1996, Circon announced that it was closing Cabot Medical's facility in Langhorne, Pennsylvania, and taking other consolidation actions by the end of 19A $2.1 million charge associated with the closing is included in the second quarter results. Additional expenses associated with winding down the operations and transferring production to other facilities of $0.5 million was incurred in the third quarter.

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

      The process of closing the facility and transferring the production to other manufacturing sites began in May and was essentially completed by the end of OctobA few employees remain until the end of the year in a caretaking function, pending the commencement of leases for the entire facility.

       Although third quarter total sales were up 4% over the immediately preceding second quarter, operating expenses, excluding unusual non-recurring charges, were down $650,000 or 3% from the same period.
The 5% reduction in selling, general and administrative expenses from the second quarter was partially offset by increased R&D expenses. Third quarter R&D expenditures were $3.2 million or 8% of sales. Compared to third quarter 1995, operating expenses for the quarter were up 3%.

       In addition, an unusual non-operating charge of $3.2 million, associated with the U.S. Surgical hostile tender offer and shareholder lawsuits, is included in the third quarter and nine months 1996 results.

        Operating Income
        ----------------

        Operating income of $2.4 million for the third quarter was up 145%, excluding unusual non-recurring charges, over the immediately preceding second quarter due to increased sales and operating expense trends discussed above. Third quarter 1996 operating income was down 53% from the comparable 1995 period.

       Interests and Other Expense
       ---------------------------

         Third quarter 1996 interest expense of $1.1 million was down 26% from the same 1995 period due to lower total debt and lower interest rates.
 In January 1996, Cabot's $67 million convertible subordinated notes were refinanced with a new revolving bank credit line. Third quarter 1996 had interest and other income of $0.1 million compared to $0.3 million for the
   1995 period.

         Income Taxes
         -------------

         Third quarter 1996 provision for income taxes is a $0.8 million tax benefit or 35% of the pretax loss. This compares to third quarter 1995 income tax benefit of $2.1 million or 22% of the pretax loss. All remaining Cabot NOL benefits were fully utilized in the second quarter 1996
(see Footnote 3).

        Net Income and Earnings Per Share
        ----------------------------------

         While the third quarter operating income was $2.4 million, the $3.7 million non-recurring charges caused Circon to record a net loss for the 1996 quarter of $1.5 million, compared to a $7.4 million loss in the 1995 quarter which included Circon-Cabot merger charges. On the same basis, EPS for the third quarter is $(0.11) compared to $(0.56) for the same 1995 period. Excluding unusual non-recurring charges, 1996 third quarter earnings per share, after interest and taxes, was $0.07 compared to break-even for the immediately preceding second quarter.

         Sales Enhancement and Cost Reduction Measures
         ---------------------------------------------

          The Company is implementing various measures designed to enhance sales and reduce costs, and plans to implement additional such measures during the balance of 1996 and The Company expects that the primary impact of these measures will not occur Although the Company believes that successful implementation of these measures should have a significant favorable effect on net income in future periods, there can be no assurance regarding successful implementation or the timing or magnitude of the benefits.

                       Nine Months Ended September 30, 1996
                Compared to Nine Months Ended September 30, 1995

          Sales
          -------

          Sales of $115.4 million were down 5% from the same 1995 period. Price erosion in the nine months of 1996 accounted for about 1.5% of the total decrease.

          Gross Profit
          -------------

           In order to provide perspective as to Circon's operating performance, the following discussion of gross profit, operating expenses and operating income exclude one-time business integration/merger, facility closure and tender offer expenses from the 1995 and 1996 results, as appropriate.

           Gross profit for nine months was $64.1 million or 55.6% of sales compared to $66.5 million or 54.6% of sales for the same 1995 period.

          Increased manufacturing efficiencies and some stabilization in pricing of Cabot products have caused the gross profit improvement.

        Operating Expenses
        ------------------

        Operating expenses totalled $57.2 million for the nine months 1996, virtually unchanged from the 1995 period. Expense reductions and cost savings in the selling, general and administrative areas have been offset by increased expenditures for Research & Development. R&D expenditures of $9.2 million are up over 9% year to year and are 8% of sales, year to date.

        Operating Income
        -----------------

        Operating income for the nine months 1996 totalled $6.9 million, down 25% from the comparable 1995 period. The decline in sales partially offset by the improved gross profit percentage is the primary cauthis change.

        Interest and other Expenses
        ----------------------------

     Nine months interest expense is down $1.1 million or 26% compared to the 1995 period due to debt reductions and lower interest rates. The drop in interest expense is partially offset by $0.6 million decrease in interest income and a $0.1 change in other income and expense.

         Income Taxes
        --------------

      The provision for income taxes for the nine months 1996 reflects a $2.0 million non-recurring net operating loss carry forward benefit as a result of Cabot medical being liquidated and merged into Circon (see Footnote 3).

         Net Income
         ------------

     Net income for nine months 1996 totalled $0.8 million compared to a net loss of $6.4 million for the 1995 period, due to the factors discussed above.


                         Liquidity and Capital Resources

     Circon has a $72.0 million secured revolving credit line with a syndicate of banks $50.5 million of the facility was used to repurchase Cabot notes in January 1996 (see Footnote 5).

           As of September 30, 1996 the Company had cash and marketable securities totalling $12.6 million.

           The Company believes that cash flow from operations, existing cash and marketable securities and available cash from bank credit facilities are adequate to fund the Company's existing operations for the foreseeable future.

           Forward Looking Statements
           ----------------------------

           See Item 5 regarding the Forward Looking Statements in this Item 2 and certain important cautionary statements.



PART II



Item 1.     Legal Proceedings.

        On May 28, 1996, two purported stockholders of the Company, Bart Milano and Elizabeth Heaven, commenced an action in the Superior Court of the State of California for the County of Santa Barbara, Case No. 213476, purportedly on behalf of themselves and all others who purchased the Company's common stock between May 2, 1995 and February 1, 1996, against the Company, Richard A. Auhll, Rudolf R. Schulte, Harold R. Frank, John F. Blokker, Paul W. Hartloff, Jr., R. Bruce Thompson, Jon D. St. Clair, Frederick A. Miller, David P. Zielinski, Winton L. Berci, Jurgen Zobel, Trevor Murdoch and Warren G. Wood. That complaint alleged that defendants violated Sections 11 and 15 of the Federal Securities Act of 1933, as amended, Sections 25400-02 and 25500-02 of the California Corporations
Code, and Sections 1709-10 of the California Civil Code, by disseminating allegedly false and misleading statements relating to Circon's acquisition of Cabot Medical Corp. by merger and to the combined companies' future financial performance. In general the complaint alleged that defendants knew that synergies from the merger would not be achieved, but misrepresented to the public that they would be achieved, in order to obtain approval for the merger so they would be executives of a much larger corporation. This alleged conduct allegedly had the effect of inflating the Company's stock price. On July 29, 1996, defendants filed demurrers to the complaint on the ground that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On or about August 6, 1996, plaintiffs served their response to defendants' demurrers, stating their intention to file an amended complaint prior to the hearing on defendants' demurrers. On September 20, 1996, plaintiffs voluntarily dismissed
Rudolf R. Schulte, Harold R. Frank, John F. Blokker and Paul W.
Hartloff, Jr. from the action, without prejudice. On September 30, 1996, plaintiffs, joined by a third purported stockholder of the Company, Adam Zetter, filed a first amended complaint against the remaining defendants. Plaintiffs' amended complaint is substantially similar to the original complaint, but adds a new purported cause of action under the unfair business practices provisions of the California Business & Professions Code, Sections 17200, et seq. and 17500, et seq. Like the original complaint, the amended complaint seeks compensatory and/or punitive damages, attorneys fees and costs, and any other relief (including injunctive relief) deemed proper. The Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuit.

         On August 15, 1996, an action captioned Steiner v. Auhll, et al., No. 15165 was filed in the Court of Chancery of the State of Delaware. Shortly thereafter, three substantially similar actions were filed by three other individuals claiming to be stockholders of Circon. All four actions allege that Circon and certain of its officers and directors breached their fiduciary duties to Circon's stockholders by taking steps to resist the hostile tender offer by U.S. Surgical Corporation announced on August 2, 1996. All four of these actions purport to be brought as class actions on behalf of all Circon stockholders. On August 16, 1996, a separate action captioned
Krim v. Circon Corp., et al., No. 153767, was filed in the Superior Court of California in Santa Barbara. The plaintiff in that action also claims to be a Circon stockholder and purports to bring his claim as a class action. On September 27, 1996, that action was stayed by the Court in favor of the actions pending in Delaware; the Court also encouraged the plaintiff to refile his action in Delaware. On or about August 30, 1996, the Chancery
Court consolidated the four Delaware complaints into a single action, and plaintiffs filed an amended complaint. The Company and its officers and directors filed an answer to the amended complaint on November 12, 1996.
The Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuits.

     On September 17, 1996, an action captioned U.S. Surgical Corporation
v. Auhll, et al., No. 15223NC was filed in the Court of Chancery of the State of Delaware. The complaint in this action also alleges that Circon and certain of its officers and directors breached their fiduciary duties to Circon's stockholders by taking steps to resist U.S. Surgical's hostile tender offer. The Company and its officers and directors filed an answer to the complaint on November 12, The Company believes plaintiff's allegations to be without merit and intends to vigorously defend the lawsuit.


Item 5.        Other Information.

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained in this filing, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, cost savings or achievements of the Company, or industry results, to be materially different from any future results, performance, cost savings or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth below under the heading "Additional Cautionary Statements" and the inability of the Company to achieve the reduction in manufacturing and operating expenses that it has targeted as a result of the closing of the Langhorne facility.





ADDITIONAL CAUTIONARY STATEMENTS

           No assurance of Synergies or Cost Savings from Integration of Operations. Circon acquired Cabot Medical Corporation ("Cabot") by merger (the "Merger") in August, 1995 with the expectation that the Merger will result in beneficial synergies and cost savings for the combined
Company. Achieving the anticipated benefits of the Merger depends in part upon integration of the two companies' respective product offerings and of their sales and marketing and research and development efforts.
There can be no assurance that integration will be accomplished successfully or achieve the expected synergies. Following the Merger, the Company has to train the former Cabot sales force to sell the medical devices carried by Circon. This training has required time out of the field and has adversely affected sales and increased selling expenses. The productivity of the combined U.S. Direct sales force has been below expectations. Although some sales personnel have produced significantly increased sales, others have experienced significantly lower sales productivity. There can be no assurance that current efforts to improve the productivity of the direct sales force will be successful. The process of integration, including the closure of the Langhorne facility, involves organization changes or shifts in employee responsibilities, as well as other factors, that could result in the loss of the services of qualified employees, some of whom might be difficult to replace.
The transfer of products previously manufactured in Langhorne to other facilities may lead to additional costs and expenses that are currently not anticipated. Failure to effectively accomplish the integration of the two companies' operations could have a material adverse effect on Circon's results of operations and financial condition.

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

          Effect of Antitakeover Provisions of Delaware Law and Circon's Charter Documents. Circon is subject to the provisions of Section 203 of the Delaware General Corporation Law, which has the effect of restricting changes in control of a company. Moreover, the following provisions of Circon's certificate of incorporation and bylaws could, in some circumstances, impede a change of control of Circon: (i) the classification of the Board of Directors into three groups serving staggered three-year terms, so that a majority of the directors is not elected at any annual meeting; (ii) a provision that stockholders can take action only at a stockholders meeting (and not be written consent) and a provision that only the Board of Directors can call a special meeting of stockholders; (iii) a requirement that stockholders provide advance notice to Circon of any stockholder proposal to be brought before a stockholder meeting or any intention to cumulate votes in the election of directors; (iv) a requirement that stockholder action to amend the provision in clause (ii) or (iii) or to amend any bylaw be adopted by holders of two-thirds of the outstanding voting shares. In addition, Circon's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by the stockholders. Finally, the Company adopted a Stockholders Rights Plan which provides that if an acquiror obtains 15% or more of the Company's stock, then all the Company's stockholders (other than the acquiror) will be able to purchase additional shares of the Company's common stock, or the acquiror's common stock in certain cases, at half price. These and other provisions of Delaware Law applicable to Circon and Circon's charter documents may have the effect of delaying, deterring or preventing changes in control or management of Circon.



    Disruptive Effect of Hostile Tender Offer. On August 2, 1996 a subsidiary of United States Surgical Corporation initiated an unsolicited offer to purchase all outstanding shares of the Company's Common Stock.
This tender offer could have various adverse affects on the Company's business and results of operations, including the increased susceptibility of key employees of the Company to employment offers by other companies, the risk of negative reactions among distributors, suppliers or customers to the prospect of such a change in control of the Company, and the fees and other expenses of financial, legal and other advisors to the Company in responding to the tender offer.




Item 6.    Exhibits and Reports on Form 8K.

  (a)      Exhibit Index



           3.1D Certificate of Designation of Rights, preferences and priviledges of Series A participating stock of Circon Corporation (incorporated by reference to the registration statement on Form 8A filed by the Company on August 15, 1996.)

           10.14. Form of Indemnification Agreement with directors and executive officers, (incorporated by reference to the Schedule 104-9 filed by the Company on August 16, 1996.)

            10.15. Form of Employee Retention Plan for certain officers (incorporated by reference to Amendment No. 3 to the Schedule 14d-9 filed by the Company August 27, 1996).

           (b) The Company filed no reports on Form 8-K in the Second Quarter of 1996 with the Securities and Exchange Commission.




                                     SIGNATURES





          Pursuant to the requirements of the Securities Exchange
          Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CIRCON CORPORATION
                                                Registrant



November 14, 1996
----------------
Date                                            RICHARD A. AUHLL
                                                President
                                                Chief Executive Officer





November 14, 1996
------------------
Date                                           R. BRUCE THOMPSON
                                               Executive Vice President
                                               Chief Financial Officer