Form 10-Q/A
period 1996-09-30
CIRCON CORP
filed 1997-01-15
CIK 719727

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




                                          CIRCON CORPORASUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (In thousands, except per share amounts)

                                                Three months ended           Nine Months ended
                                                    September 30,               September 30,
                                           -------------------------     --------------------------
                                            (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITD)                         (UNAUDIT
                                                 1995          1996            1995         1996
                                             ---------     ----------    ------------  ------------                --------
NET SALES                                   $  42,113     $   38,369    $   121,867   $  115,393

  Cost of sales                                18,635         17,030         55,387       51,260
  Non-Recurring business integration            4,212            -            4,212          -
                                             ---------     ----------    ------------  ----------                  --------
GROSS PROFIT                                   19,266         21,339         62,268       64,133


OPERATING EXPENSES:
  Research and development                     2,867           3,174          8,433        9,209
  Selling, general and administrative         15,556          15,808         48,856       48,026
  Non-Recurring business integration expense   4,221              -           4,221           -
  Reversal of Cabot restructuring charge          -               -           (188)           -
  Facilities shutdown expense (see note 1)        -              500             -         2,629
                                             ---------     -----------   -----------  -----------
     Total operating expenses                 22,644          19,482         61,322       59,864

INCOME (LOSS) FROM OPERATIONS                 (3,378)          1,857            946        4,269

  Non-Recurring transaction costs             (4,936)             -          (4,936)          -
  USSC Tender Offer (see note 2)                  -           (3,200)            -        (3,200)
  Interest income                                312              86            970          347
  Interest expense                            (1,515)         (1,121)        (4,394)      (3,251)
  Other income (expense), net                     12             32              47          (83)
                                             ---------     -----------   -----------  ------------
INCOME (LOSS) BEFORE PROVISION                (9,505)         (2,346)        (7,367)      (1,918)
   FOR INCOME TAXES

   Benefit for income taxes                   (2,131)           (821)          (959)        (757)
   Non-recurring tax benifit (see note 3)         -               -              -        (2,000)
                                             ---------     -----------   ------------  -----------
NET INCOME (LOSS)                          $  (7,374)     $    (1,525)   $   (6,408)   $     839
                                             =========     ===========   ============  ===========

EARNINGS PER SHARE:                        $   (0.56)     $    (0.11)    $    (0.49)    $   0.06
                                             =========     ===========   ============  ===========
Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding              13,198          13,431         13,034      13,201
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