Form 10-K
period 1996-12-31
CIRCON CORP
filed 1997-03-31
CIK 719727

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                        Commission file number 0-12025

                             CIRCON CORPORATION

            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  95-3079904
(State or Other Jurisdiction of                  (I.R.S.   Eployer
Incorporation or Organization)                  Identification No.)


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

                              YES   X   NO

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

	The aggregate market value of the voting stock held by nonaffiliates of the
 Registrant was approximately $172,849,097 at March 11, 1997, when the closing sale price of such stock, as reported in NASDAQ National Market System, was
 $15.25.

	The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of March 11, 1997, was 13,243,090 shares.

                        PART I




Item 1.    Business.

	On August 28, 1995 Circon Corporation completed a merger with Cabot Medical Corporation, creating the publicly-traded minimally invasive surgery company with the largest U.S. endoscopy market share in the fields of urology and gynecology. Circon operates its business through several divisions and subsidiaries including Circon ACMI, Circon Cabot, Circon Surgitek and Circon Video.

	Circon designs, manufactures, markets and services medical endoscope and electrosurgery systems for diagnosis and minimally invasive surgery. The Company's systems are used for a growing number of medical specialties, including urology, arthroscopy, laparoscopy, gynecology, thoracoscopy and plastic surgery. Circon also designs, assembles and markets miniature color video systems used with endoscope systems.

	In addition, the merger with Cabot Medical brought the capability to design, manufacture and market medical devices and systems for use in gynecological diagnosis and surgery, ureteral stents, urological diagnostic equipment and various products and systems principally used in general surgery.

Minimally Invasive Surgery

	Minimally invasive surgery refers to surgical procedures which can be accomplished without a major incision or other traumatization to the patient, in some cases without general anesthesia. Endoscopy, which refers to the visualization of interior organs and tissues, is one of the most important minimally invasive surgical techniques. In addition to decreasing patient trauma and frequently avoiding general anesthesia, endoscopy can substantially reduce or eliminate postoperative hospitalization. The resulting cost savings and patient benefits have caused government reimbursement programs, as well as private insurance and prepaid health plans, to encourage the use of endoscopic procedures over traditional open surgery.

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

	Medical Applications

	Circon's endoscope systems and accessories are used in a growing number of medical specialties including urology, gynecology, laparoscopy, thoracoscopy, plastic surgery, athroscopy, gastroenterology and cardiology. In urology, the Company's endoscopes and video systems are used principally for diagnosis and surgery, while ureteral stents are used for post-operative care in the urethra, prostate, bladder, ureter and kidney. In gynecology, the Company's colposcope, cryosurgical and electrosurgical systems are used to diagnose and treat problems on the cervix and uterus; curettage systems are used to perform D&C procedures; and the Company's USA Resectoscope
System is used to treat fibroid tumors and other uterine conditions, and for procedures that provide an alternative to hysterectomies. In laparoscopy, Circon's endoscope and video systems are being used to remove the gall bladder as well as to perform other procedures in the abdominal cavity; irrigation/aspiration systems are used to introduce sterile fluid to clean a surgical site and then remove the fluid, surgical debris, smoke, etc.; and the specialty disposables are used for rapid cauterization and cutting of tissue in a cost effective manner. In thoracoscopy, Circon's video hydro thoracoscope and Kaiser thoracoscopy instrument are inserted through small incisions between the ribs and are used to perform biopsies and other thoracic surgeries. In arthroscopy, Circon's video systems are used to televise surgery on the knee and other joints. In gastroenterology, the Company's endoscopic electro-surgery probes are used to cauterize ulcers and to perform biopsies and other diagnostic procedures and the Company has disposable specialty products for enteral feeding. In cardiology, Circon's mechanical endoscope subsystems are used with ultrasound equipment to make high resolution images of the heart from inside the body.

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

	Circon offers customers the complete set of components which constitute the optical-video chain. In addition, the Company now provides the full range of products and accessories that a particular doctor, such as a urologist or gynecologist, might require to treat a patient, from the initial diagnosis through surgery to post-operative care. The Company believes that many customers prefer to purchase a complete system from a single source to simplify the purchasing decision and to allow the customer to look to a single company for servicing responsibility. Selling a complete system enables Circon to control overall quality of each link in the system and to reduce or eliminate its dependence on components outside its control. Additional advantages of a broad product line include greater efficiency in distribution and more flexibility in competitive pricing.

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

	The critical features that doctors require in an endoscope are high image quality (resolution, contrast, depth of focus, field of view and color fidelity), sufficient light intensity, evenly distributed illumination and ease of use. Doctors also require responsive service by the manufacturer.
Circon believes that its products and service meet or exceed the industry standards.

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

	Primary Markets

	Urology. The Company believes that Circon ACMI products have the largest share of the urology endoscope market in the United States and more Circon products are in current use in that market than those of any competitor. Having the largest installed base is an important advantage when introducing new technology and products. The Company's urology products are used for diagnosis and surgery throughout the urinary tract including the urethra, prostate, bladder, ureter and kidney.

	The demand for ways of diagnosing and correcting medical problems associated with the urinary tract and the prostate has increased as the average age of the U.S. population has increased. In addition, the Company believes that the introduction of new products such as vaporizing electrodes, lasers and other new endoscopic urological instruments with features not found in older products coupled with the growing familiarity of urologists and the general public with these innovative endoscopic techniques are factors contributing to the growth of the urology market.

	Circon offers a comprehensive product line for the urology market place. The breadth of Circons urology products includes urodynamic equipment for diagnosing urinary problems, flexible scopes for examining the bladder and complete urinary tract, rigid scopes and accessories for correcting prostrate, bladder and kidney problems, as well as ureteral stents used to insure proper urine flow post-operatively.

	In 1988, Circon introduced the USA Series Resectoscope System, a rigid cystoscope system. This system incorporated new features and materials designed specifically for transurethral resection procedures used to treat enlarged prostate glands and to remove bladder tumors and strictures in the urinary system. The distinct features of the Circon USA system include a teflon-coated sheath design that reduces trauma to the patient's urethra and snap-in/snap-out locking components which simplify the assembly and disassembly of the system in the clinical setting. The ergonomic design of the USA Series Resectoscope also reduces physician fatigue during the approximately hour-long procedure. All components are solid stainless steel for improved durability rather than traditional chrome-plated brass. In early 1993, Circon introduced a continuous flow laser cystoscope system which expanded the USA Series product line and allowed lasers to be utilized along with the other USA Series products. In late 1993, Circon introduced the USA Elite
System of resectoscopes and accessories and the new M3 Telescope line.
This system combines the outstanding features of the USA System and the longest resectoscope currently available with the superior M3 optics. The price of a basic USA Elite Resectoscope System, including accessories, is approximately $8,000.

	Most recently, Circon revolutionized the treatment of BPH with the introduction of the VaporTrode Vaporization Electrodes, the VaporTome Resection Electrode and the Rotating Continuous Flow Resectoscope. The VaporTrode electrodes provide an outcome similar to TURP but with less bleeding, fewer complications and a shorter hospital stay. The VaporTome electrodes provide tissue resection similar to TURP with a deep coagulation zone for less bleeding.

	Circon also manufactures and markets the ACN-1 flexible cystoscope. Its primary advantages over the rigid cystoscope are patient comfort and 180 deflection capability, which allows the physician to examine the entire bladder using a single scope. Such examinations of the bladder require a minimum of three endoscopes be inserted and withdrawn when rigid cystoscopes are used. Greater patient comfort usually leads to better patient compliance for follow-up visits. The ACN-1 cystoscope can also be used as a flexible percatoneous nephroscope to remove stone fragments through a small puncture into the kidney. The flexible cystoscope is priced at approximately $7,200, while the price of a rigid cystoscope is about $3,400.

	Circon's AUR-8 flexible ureteroscope, introduced in 1989, is now part of a family of instruments which allow the urologist access to the entire urinary system. It was one of the first endoscopes providing access to the kidney via a body orifice with reduced trauma to the patient because of its relatively small diameter. The AUR-7 flexible ureteroscope which began to be delivered in the latter part of 1996 has a smaller outside diameter than the AUR-8, lessening the need for dilation and thereby further reducing patient trauma and shortening operative time. A large working channel allows surgeons to achieve diagnostic and therapeutic procedures. This product substantially reduces the need to perform kidney surgery through an incision in the patient's back. The price of this product is approximately $12,000.

	In December 1990, Circon began delivery of the Micro-6 semi-rigid ureteroscope, the first of the MR Series products which allows the surgeon to operate on the lower one-third of the ureter, which is where most kidney stone problems occur. The MR Series instruments allow the urologist to access the ureter without prior dilation, thus reducing operative time and patient trauma. It has become the Gold Standard facilitating ureteroscopic procedures for urologist. In 1993, Circon added the MR-9 semi-rigid ureteroscope with 5.4 and
2.1 French working channels for operating convenience, and the MR-PC, the smallest 2 channel pediatric cystoscope available. These products utilize flexible fiber optic imaging inside a long thin tube which resembles a large-diameter hypodermic needle. Circon's MR Series ureteroscopes have a dual channel feature. This allows the physician to utilize the endoscope as both a source of irrigation and as a means of access for surgical tools. The MR Series is essentially a rigid endoscope and is therefore easier to use than the more sophisticated flexible ureteroscopes. The MRO-6 and MRO-7 new offset ureteroscopes have straight working channels to accomodate mechanical and ultrasonic intracorporeal lithotriptors. The Company sells these products for approximately $7,000.

	Some of the most significant developments in urology in recent years have been in endourology, which has developed as an alternative to traditional open surgery for removal of kidney and ureter stones. Ureteroscopes and ESWL (extracorporeal shockwave lithotripsy) equipment are utilized, either separately or in conjunction with each other, to break up stones in the kidney and ureter. However, ESWL equipment is significantly more expensive than the Company's ureteroscopes and intracorporeal electrohydraulic lithotriptor and is not effective in certain circumstances, particularly when the stone is in the ureter rather than the kidney. Ureteroscopes, when used in conjunction with ESWL treatments, expedite the removal of stones from the kidney and ureter. The ureteroscope is used to further reduce the size of the stone fragments following the ESWL treatment and then to remove those stone fragments that are too large to pass comfortably through the urinary tract. Alternately, the ureteroscope may be used to perform the entire stone removal task if ESWL is not affordable or otherwise available. The MRO-20 Rigid Percatoneous Nephroscope, when used in conjunction with the USL-2000
Ultrasonic Lithotriptor (intracorporeal), removes stagborn calculi from the renal pelvis (kidney) in a single treatment versus multiple treatments required for ESWL. The MRO-20 sells for approximately $5,600 and the USL-2000 for approximately $15,000.

	The Circon Surgitek product line includes an array of complementary ureteral stents, urological diagnostic equipment and related products for use in urological procedures.

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

	The ureteral stent product line includes 16 types which are sold under the brand names Double J, Single J, Uro-Pass, Multi-Flo, Tractfinder,
Magnetip, Uro-Guide, Magnetriever, Silitek, Surgitray, Lubri-Flex,
Nephro-Stent, and Multi-Flex.

	Specialty guidewires are used in conjunction with the stent product line to ease access to the ureter and position a ureteral stent.  The Lumina guidewire products feature radiopaque markings which allow for visualization and measurement of the ureter prior to stent placement, while Fastrac wires have a proprietary hydrophilic coating for easy and smooth introduction in difficult anatomy.

	Circon Cabot's Surlock Stone Retriever line consists of over 42 configurations of helical and flatwire stone baskets and pronged graspers to remove renal, ureteral and bladder stones. These products are introduced through a cystoscope or urethroscope and may be used in conjunction with extracorporeal shock wave lithotripsy treatment (ESWL). The Surlock line features a unique ergonomic locking handle design to aid in the retrieval of stones once they are captured.

	Circon Cabot's urological diagnostic products include urodynamic monitors and related ancillary equipment, including the recently introduced OM-4, used for functional testing of the bladder, urethra and sphincter. By measuring urine flow and concentration and muscle activity, urodynamic monitors provide data to aid the diagnosis of a variety of urological disorders. Endoscope attachments allow measurement to occur virtually anywhere within the urine collection system through the use of a procedure that may be performed in a physician's office. These products offer a wide variety of diagnostic testing functions, including carbon dioxide, water cystometry and uroflowmetry. Circon Cabot's Ultra monitor contains software for measuring, processing, recording and storing all test data required for a complete urodynamic evaluation, including data on flows and pressure. The Stand- Alone CMG unit provides the capability of the dual-channel cystometry necessary to diagnose incontinence and prescribe collagen treatments. Circon Cabot's urological diagnostic products are sold under the Endotek brand name primarily to physicians' offices and hospitals.

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

	Colposcopes are optical diagnostic instruments used in gynecology to examine the cervix at high magnification to detect abnormal tissues which could lead to cervical cancer or other lesions. A range of instruments are offered which provide various magnification levels and documentation capabilities
(35mm photography, Polaroid photography, videocolposcopy, etc.).
Colposcopes are also used in conjunction with law enforcement efforts to diagnose and document evidence in rape and child abuse cases.

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

	The LLETZ (large loop excision of the transformation zone) system is a quick, simple economical electrosurgical treatment for cervical intraepithelial neoplasia which proceeds cervical cancer. The LLETZ electrosurgical procedure offers several advantages over other procedures including preservation of tissue for histopathological examination.

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

	Hysteroscopes and Other Office Products

	Circon markets uterine resectoscopes to gynecologists for endometrial ablation and resection procedures. Endometrial ablation, the cauterization of the lining of the uterus, is a relatively new procedure offering an alternative to a substantial number of hysterectomy patients. Approximately 600,000 hysterectomies are performed annually in the United States. Endometrial ablations could be performed in approximately 30% of these cases on an outpatient basis, which generally takes less than one hour to perform and requires only a few days recovery time rather than several weeks with a hysterectomy. Circon products used in endometrial ablation include a specialized electrosurgical working element, a uterine resectoscope, and a color video camera with a high intensity light source. Circon's uterine video resectoscope system sells for approximately $30,000. Circon manufactures and markets other specially designed endoscopes called hysterscopes, in particular Micro-H hysterscopes, and accessories used in diagnostic and other gynecological procedures for both the hospital and the office environment.

	General Surgery/Laparoscopy. In late 1990, Circon introduced a complete line of medical instrumentation specifically designed to allow the general surgeon to remove the gall bladder endoscopically using a procedure called video laparoscopic cholecystectomy. The surgeon performs the procedure through small punctures in the abdomen through which specially-designed surgical instruments are inserted. This technique eliminates the need for a six to eight inch incision in the abdominal muscle which is required in traditional open surgery. While a conventional cholecystectomy generally requires a week of hospitalization and four to six weeks for full recovery, the laparoscopic procedure generally requires only one night of hospitalization and about a week for full recovery.

	Gall bladder removal is one of a growing number of traditional open surgical procedures which lend themselves to minimally invasive techniques. Other procedures include appendectomies, bowel resection, hernia repair and vagotomies. The laparoscopic instrumentation currently used for these procedures is the same as or similar to that used for gall bladder removal.

	Equipment offered by Circon for use in laparoscopic procedures include laparoscopes, flexible choledochoscopes, video systems, insufflators for inflating the abdominal cavity during surgery, electrosurgery systems and an array of specialized surgical instruments such as grasping forceps and dissecting scissors. A complete video laparoscopic instrumentation system for an operating room sells for approximately $40,000.

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

	Circon Cabot's irrigation/aspiration systems consist of a series of pneumatically powered pumps which are coupled to a complete family of Corson or Surgiflex disposable suction/irrigation probes. These systems allow the surgeon to aspirate fluid, smoke, hard and soft tissue and irrigate with a variable, uninterrupted flow for rapid cleaning and removal of surgical debris, improving visualization of the surgical site during laparoscopic procedures.

	The Company also markets a line of cost-effective specialty disposable products. The recently introduced Seitzinger Tripolar Cutting Forceps eliminates the need for the more expensive stapling/cutting devices and provides for improved safety, efficiency and cost effectiveness in more advanced laparoscopic procedures. Other products include the Pleatman
Sac Tissue Removal System for easy containment and removal of tissue in endoscopic procedures, Soft-Wand Atraumatic Balloon Retractor for improved safety and control during endoscopic retraction.

	Emerging and Other Markets

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

	The Company also markets a full line of products for enteral feeding of the GI patient. The Surgitek One-Step button is a proprietary product which allows for the placement of a low-profile button device at initial gastrostomy, thereby avoiding the cost and inconvenience of a second procedure. The Surgitek Button and Surgi-PEG devices provide a choice of treatment and tube options for pediatric and geriatric patients.

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

	Non-Medical Markets

	Circon manufactures and distributes borescopes, video systems, specialty glass and other products for non-medical applications. Sales for these applications were about 1% of total sales in 1994, 1995 and 1996.

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

	In international markets, Circon employs approximately 32 individuals and sells through 70 local dealers. The international organization includes 4 direct sales representatives in Canada.  Circon's German subsidiary, Circon
GmbH, has 14 employees including sales, service and support personnel. Circon France SA, Circons French subsidiary, has 5 sales representatives, a manager
and two administrative support personnel.   International sales are denominated
in U.S. dollars except sales made by Circon GmbH which are denominated in German Marks. Circon bears the risk of currency exchange loss from German dealers although no material losses have occurred in the past.

	The key decision maker for most purchases of the Companys products is either the physician utilizing the equipment or the materials manager.  The Company tends to reach these individuals through a combination of direct selling, national and regional group contracts, training seminars, telemarketing, advertising, direct mail and trade shows.  Circon participated in approximately
350 exhibitions, workshops and conventions worldwide during 1996 in which the
Company demonstrated endoscopes, urological stents, video camera products and primary care urodynamic products.

	Since 1988, Circon has been providing flexible mechanical endoscopy probes as an original equipment manufacturer to customers which are suppliers of components to manufacturers of trans-esophageal echocardiography equipment. Such sales are made directly by the Company rather than through the sales force.

	Circon sells its industrial products through independent sales representatives supported by a sales manager. Miniature hardware and MicroTools are sold through the mail directly to end users and through catalog dealers.

	The Company maintains a specialized sales force for Endotek
Urodynamic products which utilizes approximately 30 independent representatives and sales organizations who devote a substantial portion of their time to selling the primary care, cryosurgery and electrosurgery products.

	The Company has established and maintained long-term relationships with faculty members of leading medical schools as well as with leading surgeons and endoscopists throughout the world. The Company's manage-ment, direct development and marketing personnel periodically meet with these faculty members, corporate advisors and practitioners at hospitals, clinics, company facilities, teaching seminars and trade shows. Intensive concentra-tions occur with regard to new or planned products within the specialist's particular area of interest. These relationships have provided information concerning practitioners' needs as well as valuable marketing contacts and goodwill. In addition, working with leading practitioners of medical skills in new product development is a source of product innovation. The majority of the Company's sales are to repeat customers.

	Circon typically ships hardware products within 30 days of receipt of a firm purchase order and disposable products within 48 hours of order.  Accordingly, the Company does not believe that backlog is a reliable indicator of future sales for any fiscal period.

Research and Development

	The medical endoscope and video system businesses have seen numerous continuing engineering innovations. Circon believes that its ability to apply technical innovations quickly to products designed for specific medical applications has been and will continue to be important to its success.

	Expenditures for research and development were $12,676,000, $11,393,000 and $11,896,000 in 1994, 1995 and 1996 respectively.

	During 1995 and 1996, Circons development efforts were directed toward expansion of the endoscope product line for gynecology, office hysteroscopy, a new flexible cystoscope and ureteroscope, and new alternative versions of the VaporTrode electrode for urology.

	Endovideo product development concentrated on a new digital camera platform with enhanced performance and user-controlled features.

	The Company has continued to develop cost-effective procedure-based disposables such as the 5mm Tripolar Cutting Forceps, new ureteral stents, electrosurgical/suction irrigation products and a new fluid management pump for hysteroscopy.

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

	The Company's manufacturing organization follows good manufacturing practices within the FDA's regulated guidelines. At the same time, quality assurance consistently strives for worldclass standards per ISO 9000 regulations. In 1996 the Racine facility became ISO 9001 certified.

Service and Repairs

	The Company provides a two-year warranty on endovideo systems sold in the United States. Most endovideo system repairs are performed by the Company in Santa Barbara, California within 24 hours of receipt. For repairs requiring more than 24 hours, loaner systems are provided to the customer. The Company also provides service and ongoing maintenance to customers with video equipment that is no longer under warranty.

	European repairs are handled through Circon's GmbH repair facility located in Tauffkerchen near Munchen, Germany.

	All endoscope repairs are performed in Stamford, Connecticut and Norwalk, Ohio. For rigid out-of-warranty endoscopes and other equipment repairs or service, the Company offers a repair exchange instrument typically in less than 48 hours for a fee well below the cost of a new instrument.

Patents and Trademarks

	While the Company holds numerous patents covering certain aspects of its endoscope, video, electrosurgical, silicone stent and accessing technology, it does not believe that its business is materially dependent on any single patent or license.

	The Company utilizes several trademarks, including "Circon", "ACMI", "BICAP", "Cabot" and "Surgitek".

Government Regulation and Reimbursement Programs

	The medical devices manufactured and marketed by the Company are subject to regulation by the FDA as well as state and foreign regulatory agencies. Depending on the classification of medical device, different levels of regulation apply, ranging from extensive premarket testing and approval procedures for Class III devices, such as implantable devices, to substantially lower levels of regulation for Class II devices, such as endoscopes, and Class I devices, such as video cameras. Currently, most of the Company's products are Class I or II. Some of the Company's new products require premarket notification to the FDA under an expedited procedure known as 510(K) that is available only for products which are substantially equivalent to a device which was on the market prior to May 28, 1976. If the FDA rejects the Company's claim that there was such a substantially equivalent product, FDA premarket approval involves a procedure requiring extensive clinical testing, additional cost and substantial delay in the introduction of the product to market.

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

Competition

	As a result of the merger with Cabot, Circon has the largest U.S. sales force of any minimally invasive surgery company in the fields of urology and gynecology. Circon ACMI is the leader in urology and gynecology hardware products such as endoscopes and video systems. Circon Cabot is one of the leading companies in the U.S. in disposable products such as urological stents, laparoscopic suction-irrigation devices, and a wide variety of gynecology products.

	Circon believes that its products have the largest share of the urology endoscope market in the United States. Major competitors in endoscopic markets include a Japanese company (Olympus Optical Co. Ltd.) and two
German companies (Karl Storz GmbH and Richard Wolf GmbH). These companies, as well as Stryker Corporation and Dyonics (an affiliate of Smith & Nephew plc), are the principal competitors in the miniature medical color video camera market and hold a larger share of the International market than Circon.

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

	The gynecology market is a rapidly growing area in which Circon has substantial presence. With the addition of Cabot's line of specialty office and disposable products to Circon's hysteroscopy products, the Company is well positioned with respect to competition and provides a complete array of products.

	The emerging endoscope markets are highly fragmented and market shares are indeterminate. The principal competitive factors are product features, price and service. The Company believes that it competes favorably with respect to each of these factors.

	An additional competitive factor in the urology, laparoscopy and gynecology fields is breadth of product line. Circon now offers a complete range of diagnostic, therapeutic and post-operative products for the urology, laparoscopy and gynecology markets. Companies with broad product lines have certain selling advantages. The Company believes that many customers prefer to purchase a complete video-endoscope system from a single source to simplify the purchasing decision and to look to a single company for servicing responsibility. Additional advantages of a broader product line are greater efficiency in distribution and more flexibility in responding to competitors' price cuts offered on a single component of the system.

	Some surgical procedures which utilize the Company's products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs. The Company's Resectoscope Systems are used to perform transurethral resection of the prostate ("TURP") to treat benign prostatic hyperplasia ("BPH"), a condition in older men where the enlarged prostate gland restricts urination. Alternative procedures, new devices and certain drugs now undergoing testing and evaluation may alleviate BPH or its symptoms or delay the need for TURP. Since 1992 Merck & Co., Inc. has been marketing a drug that, according to clinical testing reported by the pharmaceutical company, caused the prostate gland to stop growing in most cases, to shrink in some cases, and to restore urine flow to near-normal rates in some cases. Abbott Laboratories, Inc. and Pfizer, Inc. also have drugs which are FDA approved for treatment of hypertension and for treatment of BPH.
High percentages of patients using these drugs are reported to be showing some levels of symptomatic improvement. Alternative procedures under evaluation include implantation of a stent (metal coil) in the prostate to provide mechanical relief from pressure on the urethra, and hyperthermia to shrink the prostate using microwave probes inserted rectally or urethrally. Another procedure under evaluation uses a laser probe inserted in the urethra to treat the prostate. Circon is unable at this time to assess the efficacy, safety, cost effectiveness, physician acceptance and potential regulatory approval of these new drugs, modalities and alternative medical procedures.
To the extent that any of them significantly reduces the need for Circon's products, sales of the Company's products could be adversely affected.

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


Employees

	As of December 31, 1996, the Company had 1,177 full-time employees, of whom 655 were engaged in manufacturing, 132 in research and develop-ment, 296 in sales and marketing and 94 in administration. Approximately 365 employees are covered by collective bargaining agreements. The Company's collective bargaining agreements covering union workers expire in March 1998 and January 1999. The Company has not experienced any strikes or other work stoppages in recent years.

Forward Looking Statements

	The information provided in this report may contain forward looking statements or statements which arguably imply or suggest certain things about the Companys future. These statements are based on assumptions that the Company believes are reasonable, but a number of factors could cause the Companys actual results to differ materially from those expressed or implied by these statements. These include, but are not limited to, statements about: 1) sales increase, particularly in the case of the U.S. sales force; 2) the continuing improvement of the productivity of the U.S. sales force;
3) anticipated synergies or cost savings to be realized as a result of the merger with Cabot or other cost saving initiatives; and 4) the anticipated success of certain recently introduced products or products scheduled to be released in the near future.

Item 2.    Properties.

	Circon currently owns or leases a total of approximately 500,000 square feet of office and manufacturing space in eight locations.

	The Company is headquartered in Santa Barbara, California where it owns a 76,000 square foot facility used for administration and manufacturing. The Company currently sublets 23,000 square feet of the building.

	The Company owns 29 acres of land and 52,000 square feet of manufacturing space in Norwalk, Ohio. The Company also leases and occupies 14,000 square feet of manufacturing space in Norwalk.

	The Company leases and occupies 98,000 square feet of office and manufacturing space in a 150,000 square foot building in Stamford, Connecticut. In 1995, the Company negotiated to sublease 47,000 square feet of this facility. The sublease expires in June, 1997.

	The Company owns two buildings situated on 23 acres in Racine,
Wisconsin: (1) a 73,000 square foot building used as a manufacturing and warehousing facility; and (2) a 36,000 square foot building used as an engineering and administrative facility.

	The Company owns two 41,000 square foot buildings in Langhorne, Pennsylvania, which were previously used as administrative, manufacturing, engineering and warehousing facilities. Both properties have been leased and the manufacturing operations have been relocated to the Norwalk, Santa Barbara and Racine facilities.

	The Company leases and occupies 6,000 square feet of office and manufacturing space in two buildings located in Windsor, Ontario, Canada.

	The Company leases and occupies approximately 4,000 square feet of office and repair space in Munich, Germany.

	The Company also leases and occupies approximately 3,500 square feet of office space in Paris, France.

Item 3.   Legal Proceedings.

	On May 28, 1996, two purported stockholders of the Company, Bart
Milano and Elizabeth Heaven, commenced an action in the Superior Court of the State of California for the County of Santa Barbara, Case No. 213476, purportedly on behalf of themselves and all others who purchased the Companys common stock between May 2, 1995 and February 1, 1996, against the Company, Richard A. Auhll, Rudolf R. Schulte, Harold R. Frank, John F. Blokker, Paul W. Hartloff, Jr., R. Bruce Thompson, Jon D. St. Clair, Frederick A.Miller, David P. Zielinski, Winton L. Berci, Jurgen Zobel, Trevor Murdoch and Warren G. Wood. That complaint alleged that defendants violated Sections 11 and 15 of the Federal Securities Act of 1933, as amended, Sections 25400-02 and 25500-02 of the California Corporations Code, and Sections 1709-10 of the California Civil Code, by disseminating allegedly false and misleading state-ments relating to Circon's acquisition of Cabot Medical Corp. by merger and to the combined companies' future financial performance. In general the complaint alleged that defendants knew that synergies from the merger would not be achieved, but misrepresented to the public that they would be achieved, in order to obtain approval for the merger so they would be executives of a much larger corporation. This alleged conduct allegedly had the effect of inflating the Company's stock price. On July 29, 1996, defendants filed demurrers to the complaint on the ground that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On or about August 6, 1996, plaintiffs served their response to defendants' demurrers, stating their intention to file an amended complaint prior to the hearing on defendants' demurrers. On September 20, 1996, plaintiffs voluntarily dismissed Rudolf R. Schulte, Harold R. Frank, John F. Blokker and Paul W. Hartloff, Jr. from the action, without prejudice. On September 30, 1996, plaintiffs, joined by a third purported stockholder of the Company, Adam Zetter, filed a first amended complaint against the remaining defendants. Plaintiffs' amended complaint is substantially similar to the original complaint, but adds a new purported cause of action under the unfair business practices provisions of the California Business & Professions Code, Sections 17200, et seq. and 17500, et seq. Like the original complaint, the amended complaint seeks compensatory and/or punitive damages, attorneys fees and costs, and any other relief (including injunctive relief) deemed proper. On December 2, 1996, defendants filed demurrers to the amended complaint again on the grounds that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. The Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuit.

	On August 15, 1996, an action captioned Steiner v. Auhll, et al., No. 15165 was filed in the Court of Chancery of the State of Delaware. Shortly thereafter, three substantially similar actions were filed by three other individuals claiming to be stockholders of Circon. All four actions allege that Circon and certain of its officers and directors breached their fiduciary duties to Circon's stockholders by taking steps to resist the hostile tender offer by U.S. Surgical Corporation announced on August 2, 1996. All four of these actions purport to be brought as class actions on behalf of all Circon stockholders. On August 16, 1996, a separate action captioned Krim v. Circon Corp., et al., No. 153767, was filed in the Superior Court of California in Santa Barbara. The plaintiff in that action also claims to be a Circon stockholder and purports to bring his claim as a class action. On September 27, 1996, that action was stayed by the Court in favor of the actions pending in Delaware; the Court also encouraged the plaintiff to refile his action in Delaware. On or about August 30, 1996, the Chancery Court consolidated the four Delaware complaints into a single action, and plaintiffs filed an amended complaint. The Company and its officers and directors filed an answer to the mended complaint on November 12, 1996. The Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuits.

	On September 17, 1996, an action captioned U.S. Surgical Corporation v. Auhll, et al., No. 15223NC was filed in the Court of Chancery of the State of Delaware. The complaint in this action also alleges that Circon and certain of its officers and directors breached their fiduciary duties to Circons stockholders by taking steps to resist U.S. Surgicals hostile tender offer.
The Company and its officers and directors filed an answer to the complaint on November 12, 1996. The Company believes plaintiffs allegations to be without merit and intends to vigorously defend the lawsuit.

Item 4.    Submission of Matters to a Vote of Security Holders.

	None.

                              PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholders Matters.

	Circon's Common Stock is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation System under the NASDAQ symbol "CCON." The following table shows the actual closing prices of the Company's Common Stock quoted on the NASDAQ National Market System.

                     High           Low
                    ------        ------
	1995:

	   First Quarter   	19-1/2       11-3/4
	   Second Quarter  	23-1/4      	16
	   Third Quarter	   21           17
		  Fourth Quarter	  23-1/2       18

	1996:

  		First Quarter	   20-1/4       10-3/4
	   Second Quarter	  15-5/8       10-3/4
	   Third Quarter	   19-1/2	       8-1/2
		  Fourth Quarter   17-5/8       15-1/4

	As of December 31, 1996, the Company had 1,052 shareholders of record. No dividends have been paid by Circon and it is not anticipated that any will be paid in the foreseeable future.

ITEM 6.

	SUMMARY FINANCIAL INFORMATION
	(in thousands, except per share data)


Circon Corporation and Subsidiaries


		                             For the years ended  December 31,
                            ------------------------------------------
                         		 1992  		 1993  	 	 1994   	 1995(A)    1996
                           -------  -------   -------  --------   ------
Income Statement Data:

Net Sales	                $138,481  $156,861 	$157,041  $160,447 $153,779

Gross Profit              		73,294 	 	80,972  		88,569 	 	83,640 		85,878
Operating Income (Loss)    		8,238  		(1,454)	 	13,753   		3,820 	 	6,709
Net Income (Loss)          		4,386   	(6,212)   	6,509 	  (5,393)   2,071
Net Income (Loss) per Share	  0.35     (0.50)     0.51     (0.41)    0.16
Fully Diluted Net Income (Loss)
	per Share	                   0.35	    (0.50)     0.51     (0.41)	   0.16

Weighted Average
	Shares Outstanding		       12,525   		12,418 		12,738   		13,237 		13,339
Fully Diluted Weighted
	Average Shares Outstanding	12,525     12,418 		12,739 		  13,332 		13,350


		                                         December 31,
                             --------------------------------------------
                      		     1992 	     1993  	  1994 	     1995  	  1996
                          --------   --------- --------   -------  -------
Balance Sheet Data:

Working Capital	           $77,346    	70,857   	70,811 	  $55,365 	$61,261
Total Assets	              183,648  		177,301 		184,129 	  181,399  169,118
Total Debt                		74,209 	   74,184 		 73,483 	   72,292 		50,935
Total Shareholders' Equity		89,941 		  81,768 		 86,965 		  87,172 		98,901


No cash dividends have been paid during the periods presented.

(A)	See Note 3 to the consolidated financial statements


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 See "Additional Cautionary Statements" regarding forward looking statements contained in the following discussion.

Results of Operations

	Overview

	1996 was a year of transition and challenge for Circon. Faced with the task of integrating and increasing the productivity of the sales forces of Circon and Cabot in an effort to fully realize the projected benefits of the merger of the two entities, the Company was distracted by an unsolicited tender offer to acquire the outstanding common stock. Despite the difficulties caused by this offer, the Company believes it is beginning to realize the benefits of the contemplated synergies of Circon and Cabot.

	The Cabot merger positions Circon to benefit from the current U.S. healthcare trends toward providing lower cost solutions to the medical problems of an aging population. The Company has now gained the critical mass and broader product line needed to better serve the larger hospitals and buying groups. Circon has gained market share in urology, gynecology and general surgery due to Cabot's strength in these markets. Circon and Cabot had been selling different products to the same doctors. The doubling of the force substantially reduces travel time and increases productive selling time for each sales representative which enables them to better service their customers. The elimination of duplicative marketing programs, administrative functions and manufacturing overhead should result in higher profit margins.


Comparison of the Year Ended December 31, 1996
to the Year Ended December 31, 1995

	Sales

	Sales increased sequentially during the last three quarters of 1996 to total
$153.8 million, but remained below the 1995 sales of $160.4 million due to declines in the international and other sectors.

	U.S. Sales force sales totalled $118.5 million in 1996 and represented 77% of
total sales.	During the seven months transition period immediately following the merger, the newly combined U.S. sales force had uneven performance. However, from the second quarter through the fourth quarter, U.S. sales force revenues have grown sequentially.  Circon's U.S. sales force increased its fourth quarter sales by 10% over the comparable 1995 period and achieved the highest sales of any quarter since the merger.

	Circon utilizes specialized distributors in most countries;  however, late in the third quarter 1996, a Circon direct sales force was established in France.
Fourth quarter sales results were encouraging and the French sales organization should become productive in 1997.  International sales of $22.1 million were down $4.1 million or 15.6% compared to 1995 primarily due to large initial orders from our new Japanese distributor which occurred in 1995.

	Several new products began shipping in the fourth quarter, most notably the AUR-7 Flexible Ureteroscope which is the smallest diameter instrument of its type in the world. Numerous other products are targeted for release in 1997.

	Gross Profit

	The 1996 gross profit percentage of sales was 55.8% compared to 54.8% for 1995. Gross profit for the first nine months was 55.6% of sales compared to 54.6% of sales for the same 1995 period due to increased manufacturing efficiencies and some stabilization in pricing of Cabot products.

	Cabot Medical's facility in Langhorne, Pennsylvania was closed at the end of October. The full benefit of the closure will begin in the first quarter 1997. As a result of the Langhorne closure and other measures, fourth quarter gross profit as a percent of sales reached 56.6%, up from 55.4% for the same 1995 period.

	Operating Expenses

	Selling, general and administrative expenses were up less than one percent year to year. Reduced marketing expenses achieved through the synergies of the Cabot merger were offset by increased sales incentives for the U.S. sales force, higher recruiting expenses due to the sales force restructuring, and higher legal fees.

	Research and development expenditures for 1996 totalled $11.9 million, up 4.4% over the combined 1995 expenditures of $11.4 million, and were 7.7% of sales. Development efforts focused on new flexible endoscopes, new video cameras and fluid management systems.

	Fourth quarter operating expenses were $19.3 million, up 3.3% over the combined fourth quarter 1995.

	A special business integration charge of $4.2 million, associated with merging Circon and Cabot, was included in 1995 operating expenses. A charge of $2.6 million incurred in connection with the closing of the Langhorne facility was included in 1996 operating expenses.

	Interest and Other Income (Expense)

	In 1996 the Company retired $67.0 million of Cabot's convertible notes utilizing $50.5 million of a new credit facility plus cash and marketable securities. Therefore, interest income of $0.4 million in 1996 declined compared to $1.3 million in 1995 and interest expense decreased from $5.9 million in 1995 to $4.2 million in 1996.

	A special non-operating charge of $3.0 million associated with the U.S. Surgical hostile tender offer and shareholder lawsuits is included in the 1996 results.

	A special charge of $4.9 million for the fees and other one-time expenses associated with the Cabot merger is included in the 1995 results and classified as non-recurring transaction costs.

	Income

	Excluding one-time charges, 1996 income before taxes was $5.6 million compared to $7.4 million for 1995, primarily due to lower sales.

	Net income for 1996 was $5.7 million excluding special charges of $5.6 million pretax and $3.7 million after taxes. Including the special charges, 1996 net income of $2.1 million was the result of the factors discussed above offset by a non-recurring income tax benefit of $2.0 million.


             Comparison of the Year Ended December 31, 1995
                   to the Year Ended December 31, 1994

	In this discussion "combined" presents Circon and Cabot for all prior periods as if they had always been merged which is required under the pooling of interests accounting rules. However, where appropriate, to clarify operating trends, the two companies will be discussed separately and indicated by the terms "Circon" and "Cabot."

	Sales

	Combined sales for 1995 totalled $160.4 million, up 2% over 1994. The 23% increase in combined international sales was offset by a 1% decrease in combined U.S. sales. Management targeted improving sales growth in international markets as a major 1995 objective. A new Circon distribution agreement in Japan, which included significant initial orders, coupled with excellent worldwide reception given the Company's new urology and gynecology products, resulted in excellent international sales growth throughout 1995.

	Circon's total sales were up over 14% during the first nine months in 1995 due in part to the excellent reception of Circon's new VaporTrode Vaporizing Electrode and Continuous Flow Rotating Resectoscope system.

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

	In the fourth quarter, the combined gross profit improved to 55.4% of sales, up from the comparable 1994 period.

	There was a special charge in the third quarter of 1995 of $4.2 million in cost of sales to write off inventories of duplicative products and excess manufacturing equipment as a result of the merger.

	Operating Expenses

	Combined selling and administrative expenses increased $2.1 million to $64.2 million for the full year 1995, but were down $0.7 million in the respective fourth quarters.

	The 14% increase in Circon sales caused higher commission expense, and promotional expenses associated with the introduction of the VaporTrode Vaporizing Electrode and the Continuous Flow Rotating
Resectoscope resulted in higher sales and marketing expenses during the first nine months of 1995.

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

	The special charges of $4.9 million reflect fees and other one-time expenses specifically associated with the Cabot merger and are classified as non-recurring transaction costs.

	Income

	Circon's income before taxes increased substantially during the first half of 1995, up 42% in the first quarter and up 107% in the second quarter, as a result of sales growth and margin improvements.

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

Liquidity and Capital Resources
-------------------------------

	Circon's financial position remains strong with working capital of $61.3 million, including $6.2 million of cash and equivalents. Circon's current ratio is 4.1:1.

	On December 31, 1996, Circon had a $75.0 million secured revolving credit line with a syndicate of bank's. Interest on this credit line is indexed to either LIBOR or the banks base rate at Circon's option. Circon also has a letter of credit totalling $5.3 million underlying $7.0 million of the tax exempt Cabot Industrial Development Authority Bonds. The letter of credit has a renewable five year term and carries an annual fee of 1% of the outstanding bond principal facility.

	In 1996, Circon repurchased at par the $67.0 million of Cabot's 7.5% convertible notes pursuant to a November 1995 vote of the bond holders.
$50.5 million of Circon's credit facility was used to purchase the Cabot notes. As a result, cash and temporary investments dropped $11.4 million year to year and total debt went down $21.4 million.

	Net cash flows from operating activities totalled $1.25 million, primarily due to $8.6 million of depreciation and amortization being partially offset by changes in other assets and liabilities.

	Inventories increased $3.5 million due to a build-up for the transition of products to other manufacturing locations as a result of closing the Langhorne facility, and introductions of new products.

	Property, plant and equipment increased $6.3 million due in part to additional sales demonstration equipment, the conversion to a new MIS system and the buildout of the Santa Barbara facility.

	Cash flow of $7.9 million resulted from the exercise of stock options.

	Combined non-cash charges for depreciation and amortization aggregated $29.7 million over the three year period 1994 through 1996, and $28.2 million was used to purchase plant and equipment net of retirements (see consolidated statement of cash flow and related notes in the accompanying financial statements).

	The company believes that cash flows from operations, existing cash, marketable securities, and cash available from bank credit arrangements are adequate to fund the company's existing operations for the foreseeable future.

Additional Cautionary Statements
--------------------------------

 Management's Discussion and Analysis contains forward looking statements relating to benefits of the Circon-Cabot merger, including programs to reduce production costs and marketing and administrative expenses and to increase sales productivity. Those statements are subject to various risks and uncertainties, and actual results could differ materially. Some of the factors that could affect the actual results are discussed below.

	Circon acquired Cabot Medical Corporation ("Cabot") by merger (the "Merger") in August, 1995 with the expectation that the Merger will result in beneficial synergies and cost savings for the combined Company. Critical to the realization of the benefits of the Merger is the complete and successful integration of the Companies. Although the integration is substantially underway, several important steps are still in progress. There can be no assurance that these steps will be completed and result in the expected benefits and synergies. Following the Merger, the Company had to cross train both former sales forces to sell the medical devices carried by the other. Although some sales personnel have produced significantly increased sales, others have experienced significantly lower sales productivity. The failure of the bottom tier of the sales force to grow sales could adversely impact the sales synergies the Company realizes as a result of the Merger. In addition, the closure of the Langhorne facility involved organizational changes or shifts in employee responsibilities, as well as other factors, that have resulted and may continue to result in the loss of the services of qualified employees, some of whom might be difficult to replace. The transfer of products previously manufactured in Langhorne to other facilities may lead to additional costs and expenses that are currently not anticipated. Failure to effectively absorb the Cabot product line and replace former key Cabot employees could also result in the expected cost savings and sales synergies not being realized.

	Disruptive Effect of Hostile Tender Offer

	On August 2, 1996, a subsidiary of United States Surgical Corporation initiated an unsolicited offer to purchase all outstanding shares of the Company's Common Stock. This tender offer has had, and may continue to have, various adverse effects on the Company's business and results of operations, including the increased susceptibility of key employees of the Company to employment offers by other companies, the risk of negative reactions among distributors, suppliers or customers to the prospect of such a change in control of the Company, the distraction of management and other key employees and the fees and other expenses of financial, legal and other advisors to the Company in responding to the tender offer and related law suits.

	Increasing Competition and Risk of Obsolescence from Technological
Advances

	The markets in which Circon's products compete are characterized by continuing technical innovation and increasing competition. Some surgical procedures which utilize the Company's products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs which may adversely affect Circon's business.

	Government Regulation

	The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. Although Circon has not experienced any substantial regulatory delays to date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on Circon's ability to introduce new products on a timely basis. Regulatory agencies periodically inspect Circon's manufacturing facilities to ascertain compliance with "good manufacturing practices" and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While the Company believes they are currently in compliance, if Circon fails to comply with regulatory requirements, it could have an adverse effect on Circon's results of operations and financial condition.

	Uncertainties within the Healthcare Markets

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

	Product Liability Risk

	Circon's products involve a risk of product liability. Although Circon maintains product liability insurance at coverage levels which they believe are adequate, there is no assurance that, if the Company were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

	New Products

	Circon's growth depends in part on its ability to introduce new and innovative products that meet the needs of medical professionals.  Although Circon has historically been successful at bringing new products to market, there can be no assurance that Circon will be able to continue to introduce new and innovative products or that the new products that Circon introduces, or has introduced, will be widely accepted by the marketplace.  The failure of the Company to continue to introduce new products or gain wide spread acceptance of a new product could adversely affect the Companys operations.


ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

Consolidated Financial Statements:

    Balance Sheets - December 31, 1995 and 1996

    Statements of Operations for the years ended December 31, 1994, 1995, and 1996

    Statements of Shareholders' Equity for the years ended December 31, 1994, 1995, and 1996

    Statements of Cash Flows for the years ended December 31, 1994,
    1995 and 1996

    Notes to Consolidated Financial Statements

(All other schedules are omitted because they are not applicable, not required or the information required to be set forth therein is included in the financial statements or in the notes thereto.)




             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Circon Corporation:

We have audited the accompanying consolidated balance sheets of Circon Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended in the period
December 31, 1996. These financial statements are the responsibilty of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Cabot Medical Corporation prior to 1995, a company acquired during 1995 in a transaction accounted for as a pooling of interests, as discussed in Note 3. The Cabot Medical Corporation statements for 1994 are included in the consolidated financial statements of Circon Corporation and reflect revenues of 43% for 1994, of the related consolidated totals, after those statements reflect adjustments for the pooling of interests as set forth in Note 3. The financial statements of Cabot Medical Corporation for 1994 prior to those adjustments were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Cabot Medical Corporation, prior to those adjustments, is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits and the report of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Circon Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended 1996, in conformity with generally accepted accounting principles.





                                  ARTHUR ANDERSEN LLP

Stamford, Connecticut
March 24, 1997



                 INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cabot Medical Corporation:

We have audited the consolidated statements of operations, shareholders' equity and cash flows of Cabot Medical Corporation and subsidiaries for the year ended October 31, 1994 (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above (not separately presented herein) present fairly, in all material respects, the results of operations and cash flows of Cabot Medical Corporation and subsidiaries for the year ended October 29, 1994 in conformity with generally accepted accounting principles.





                              KPMG Peat Marwick LLP
Princeton, New Jersey
March 27, 1997




                           PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements


                           CIRCON CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 1995 AND 1996

                                        ASSETS

                    (In thousands, except for share amounts)

                                              December 31,   December 31,
                                                     1995           1996
                                              -----------    -----------
CURRENT ASSETS:
     Cash and temporary cash investments        $  17,586      $  6,234
     Marketable securities                          6,496         1,074
     Accounts receivable, net of allowance of
           $1,807 in 1995 and $1,644 in 1996       26,539        28,497
     Inventories                                   31,645        35,123
     Prepaid expenses and other assets              2,627         1,939
     Deferred income taxes                          5,932         8,046
                                              -----------    ----------
          Total current assets                     90,825        80,913
                                              -----------    ----------

DEFERRED INCOME TAXES                                 -             831

PROPERTY, PLANT, AND EQUIPMENT, NET                53,750        53,841


OTHER  ASSETS, at cost net of accumulated
               amortization                        36,824        33,533
                                              -----------    ----------
                      Total assets             $  181,399    $  169,118
                                              ===========    ==========

                   The accompanying notes are an integral part of
                           these consolidated balance sheets.



                              CIRCON CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                 DECEMBER 31, 1995 AND 1996

                           LIABILITIES AND SHAREHOLDERS' EQUITY

                          (In thousands, except for share amounts)


                                              December 31,    December 31,
                                                   1995           1996
                                               -----------    ------------
CURRENT LIABILITIES:
     Current maturities of long-term           $  15,857        $   429
     Accounts payable                              7,728          6,344
     Accrued liabilities                          10,796         12,000
     Customer deposits                             1,079            879
                                              ------------    -----------
          Total current liabilities               35,460         19,652
                                              ------------    -----------
NONCURRENT LIABILITIES:
     Long-term obligations                        56,516         50,565
     Deferred income taxes                         2,251            -
                                              -----------     -----------
          Total noncurrent liabilities            58,767         50,565
                                              -----------     -----------

SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
      1,000,000 shares authorized, none
      outstanding
Common stock: $0.01 par value
     50,000,000 shares authorized
     12,564,079 and 13,239,746  issued and
     outstanding in 1995 and 1996, respectively      126           132
Additional paid-in capital                        94,928       104,426
Minimum pension liability                           (143)          -
Cumulative translation adjustment                   (513)         (502)
Accumulated deficit                               (7,226)       (5,155)
                                               ----------    ----------
Total shareholders' equity                        87,172        98,901
                                               ----------    ----------
Total liabilities and shareholders'
     equity                                    $ 181,399     $  169,118
                                               ==========    ===========

                   The accompanying notes are an integral part of
                          these consolidated balance sheets.



                                 CIRCON CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the years ended December 31,1994, 1995, and 1996

                            (In thousands, except per share amounts)




                                                                     1994       1995           1996
                                                                  ---------   ---------    ----------
NET SALES                                                        $ 157,041    $ 160,447     $ 153,779

    Cost of sales                                                   68,472       72,595        67,901
    Circon/Cabot merger and product integration costs                  -          4,212           -
                                                                   --------   ---------    ----------
GROSS PROFIT                                                        88,569       83,640        85,878


OPERATING EXPENSES:
    Research and development                                        12,676       11,393        11,896
    Selling, general and administrative                             62,140       64,206        64,644
    Circon/Cabot merger, business integration and other costs          -          4,221            -
    Facilities shutdown expense (see note 3 )                          -            -           2,629
                                                                   --------   ---------    -----------
     Total operating expenses                                       74,816       79,820        79,169

INCOME FROM OPERATIONS                                              13,753        3,820         6,709

    Circon/Cabot merger related transaction costs                      -         (4,936)          -
    USSC Tender Offer (see note 4)                                     -            -          (3,000)
    Interest income                                                    884        1,346           347
    Interest expense                                                (5,970)      (5,946)       (4,199)
    Other income (expense), net                                       (212)        (251)          141
                                                                   ---------  ----------   ------------
INCOME  (LOSS) BEFORE INCOME TAXES                                   8,455       (5,967)           (2)


     Provision (benefit) for income taxes                            1,946         (574)           (73)
     Non-recurring tax benefit (see note 10 )                          -            -           (2,000)
                                                                    -------   ----------  ------------
NET INCOME (LOSS)                                                 $  6,509     $ (5,393)      $  2,071
                                                                    =======   ==========  ============

EARNINGS (LOSS) PER SHARE:                                        $    0.51     $ (0.41)      $   0.16
                                                                    ========  ==========  ==============
Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding                                    12,738      13 ,237        13,339
                                                                    --------  ----------  ------------

                                    The accompanying notes are an integral part of
                                                    these consolidated statements.






                                                 CIRCON CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                                 (In thousands, except share amounts)


                                                                 Unrealized                       Retained               Total
                                        Additional Notes         Losses on  Minimum   Cumulative  Earnings               Share-
                       Shares  Common   Paid-in    Receivable    Marketable Pension   Translation (Accumulated Treasury holders'
                       Issued  Stock    Capital    From Officers Securities  Liability Adjustment   Deficit)    Stock    Equity
Balance             ---------  ------   -------    ------------- ---------- ---------- ---------- ------------ -------  --------
December 31, 1993   11,757,646 $  118   $82,627            -          -          -        $ (193)     $ 468   $ (1,250) $ 81,770

Tax benefit from
exercise of stock options -        -        692            -          -          -            -          -         -         692

Stock options
exercised              310,363      3     1,220          (272)        -          -            -          -         -         951

Stock dividends        392,678      4     8,955            -          -          -            -        (8,959)     -          -

Unrealized loss on
marketable securities    -         -          -            -        (314)        -            -          -         -        (314)

Culative translation
adjustment               -         -          -            -          -          -           (145)       -         -        (145)

Net income               -         -          -            -          -          -            -         6,509      -        6,509

Purchase of 111,428
shares of
Treasury Stock          -          -          -            -           -         -            -          -      (1,843)    (1,843)

Retirement of
Treasury Stock      (279,296)     (3)      (3,745)         -           -         -            -          -       3,093       (655)
                   ----------    ----     --------      -----        ----     ------      --------   -------    ------      ------

Balance
December 31, 1994  12,181,391   $ 122    $ 89,749     $ (272)      $ (314)       -         $ (338)  $ (1,982)      -          86,965


Tax benefit from
exercise of stock options -        -        1,169          -           -         -            -          -         -           1,169

Stock options
exercised           384,624        4        4,010          -           -         -            -          -         -           4,014

Retirement of
non-vested shares    (1,598)       -           -           -           -         -            -          -         -             -

Other                  (338)      -            -          272          -         -            -          -         -             272

Unrealized losses on
marketable securities    -        -            -           -          314        -            -          -         -             314

Minimum pension
liability                -        -            -           -           -       (143)          -          -         -           (143)

Cumulative translation
adjustment              -         -            -           -           -         -          (175)        -         -          (175)

Net loss                -         -            -           -           -         -            -       (5,393)      -       (5,393)

Cabot income - November
and December 1994      -          -            -           -           -         -            -          149       -          149
                    -------     -------      ------    -------      ------    ------       ------     -------   ------     -------

Balance
December 31, 1995 12,564,079     $ 126      $ 94,928       -           -     $ (143)       $ (513)   $ (7,226)      -    $ 87,172


Tax benefit from
exercise of stock
options               -            -          1,643        -           -          -            -          -         -       1,643

Stock options
exercised           675,667         6         7,855        -           -          -            -          -         -       7,861

Minimum pension
liability             -            -            -          -           -         143           -          -         -         143

Cumulative translation
adjustment            -            -            -          -           -           -           11         -         -          11

Net income            -            -            -          -           -           -           -       2,071        -       2,071
                  ----------    ------      -------     ------      -------    -----         ----     -------     -----    ------
Balance
December 31, 1996 13,239,746   $ 132       $ 104,426       -           -       $ -0-        $ (502)  $ (5,155)      -     $98,901
                  ===========   ======      ========    =======     =======   =======        ======   =======     =====   ========




                             CIRCON CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, 1996

                                     (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES       1994       1995      1996
                                          -------   -------   -------

Net income (loss)                        $ 6,509   $ (5,393)  $ 2,071

Adjustments to reconcile net
  income (loss) to cash provided by
  operating activities:


  Depreciation and amortization          11,492      9,603     8,598
  Deferred income taxes                  (2,710)    (2,582)   (5,196)
  Other                                     -          149       -
  Loss on disposals                         115      2,042        66

Change in assets and liabilities:
  Accounts receivable                   (3,572)        478   (1,958)
  Inventories                             (363)     (2,292)  (3,478)
  Prepaid expenses and other assets        670         514      688
  Other assets                            (520)      2,160      842
  Accounts payable                        (179)      2,709   (1,384)
  Accrued liabilities                    1,379      (1,576)   1,204
  Customer deposits                         81         606     (200)
  Other noncurrent liabilities            (234)        -        -
                                       --------    --------  --------
Net cash provided by operating
   activities                         $ 12,668     $ 6,418   $ 1,253
                                       --------    --------  --------


                         CIRCON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, 1996

                                       (In thousands)



CASH FLOWS FROM INVESTING ACTIVITIES           1994       1995        1996
                                            --------     -------    -------

 Disposals of marketable securities, net    $   195     $ 15,119     $ 5,422
 Purchases of property, plant and equipment (12,409)      (9,519)     (6,306)
 Purchase of intangible                        (160)         -           -
 Cumulative translation adjustment             (148)        (172)         11
                                            --------     --------    --------
 Net cash provided by (used in) investing
 activities                                 (12,522)       5,428        (873)
                                            --------     --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock       953         4,011       7,861
  Purchase of treasury stock                (2,497)          -           -
  Repayment of long-term obligations          (766)       (1,437)    (21,379)
  Tax benefit from exercise of stock options   692         1,169       1,643
  Other                                         -           (478)        143
                                           --------      --------    --------
  Net cash provided by (used in) financing
  activities                                (1,618)        3,265     (11,732)
                                           --------       --------   --------
  Net increase (decrease) in cash and
  temporary cash investments                (1,472)       15,111     (11,352)

  Cash and temporary cash investments,
  beginning of year                          3,947         2,475      17,586
                                           --------       --------    ------
  Cash and temporary cash investments,
  end of year                             $ 2,475       $ 17,586     $ 6,234
                                           =======       =========    =======

SUPPLEMENTAL DISCLOSURES

    Cash paid for interest               $ 5,354        $ 5,398      $ 3,294
                                          =======        =======      ======

    Cash paid for income taxes
    (net of refunds received)            $ (274)        $ 2,097      $  410
                                          =======        ======       ======

                      The accompanying notes are an integral part of
                                these consolidated statements.



                         CIRCON CORPORATION AND SUBSIDIARIES
                         -----------------------------------

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         ------------------------------------------

                               DECEMBER 31, 1996
                               -----------------
                (In thousands except share and per share information)

(1)  Background
     -----------

     On August 28, 1995, Circon Corporation ("Circon") merged with Cabot Medical Corporation ("Cabot"), collectively referred to as "the Company", in a transaction accounted for as a pooling of interests (see Note 3). Circon's consolidated financial statements have been restated for all periods prior to the merger to include the financial position, results of operations and cash flows of Cabot.

   The Company markets medical devices for diagnosis and minimally invasive surgery and general surgery. The Company's products are used in a number of medical specialities including urology, gynecology, arthroscopy, laparoscopy, thorascopy and plastic surgery. The Company's product compete in markets characterized by continuing technological innovation, increasing competition and pressures on cost. Political, economic and regulatory influences are subjecting the Company's industry in the United States to rapid, continuing and fundamental change.

   The Company sells products worldwide from its facilities in the United States, Canada, France and Germany. Net sales by geographic areas are as follows:

                                     1994                 1995          1996
                                  --------            --------       --------
    Domestic sales                $135,771            $134,262       $131,675
    International sales             21,270              26,185         22,104
                                 ---------            --------       ---------
                                  $157,041            $160,447       $153,779
                                  ========            ========       =========

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ----------------------

    The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect the reported amounts. Actual results could differ from these estimates.

   Certain reclassifications have been made to prior financial information to conform to current year presentation.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Circon and its domestic and foreign subsidiaries. All significant intercompany transaction and accounts have been eliminated in consolidation.

     Sales Recognition
     -----------------

     The Company recognizes revenue from product sales upon shipment of goods.

     Earnings Per Share
     ------------------

   Earnings per share have been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased for the dilutive effect of shares issuable upon the exercise stock options, except for 1995 where the effect is anti-dilutive.

     Inventories
     ------------

   Inventories include costs of materials, labor and manufacturing overhead. Inventories are priced at the lower of cost (first-in, first-out) or market.

     Property, Plant, and Equipment and Other Assets
     -----------------------------------------------

   Depreciation of property, plant, and equipment and amortization of other assets are provided for using the straight-line method over the following estimated useful lives:

     Buildings                          31-33 years
     Manufacturing equipment            3-10 years
     Office and other equipment         4-10 years
     Demonstration equipment            1-3 years
     Leasehold improvements and
      leasehold interest                Lower of estimated useful life or
                                        remaining term of lease
     Goodwill                           20-40 years
     Patents and Licenses               3-17 years
     Trademarks                         10-23 years
     Other                              5-21 years

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

     Foreign Currency Translation
     ----------------------------

   The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. The related translation adjustments are recorded in a separate component of shareholders' equity. Revenues and expenses are translated at the average exchange rates in effect during the period.

     Research and Development
     ------------------------

     Expenditures for research and development are charged to operations as incurred.

     Temporary Cash Investments
     --------------------------

   The Company's temporary cash investments include investments in bank money market funds and other short-term, highly liquid investments with maturities of three months or less.

(3)  Cabot Business Combination
     --------------------------

   On August 28, 1995, Circon issued 4,339,302 shares of its common stock for all the outstanding shares of Cabot Medical Corporation.

    In connection with the merger of Circon and Cabot, $13,369 (pre-tax) of merger costs and non-recurring combination expenses were incurred and charged to expense in the third quarter of 1995. These costs include $8,433 associated with the elimination of duplicative, excess, and obsolete inventories and related production equipment and reorganizing and cross training the sales force, and $4,936 of fees and other expenses specifically associated with the merger process. Cabot had an October, 31 year end. In order to conform Cabot's year-end, the two month period from November 1, 1994 to December 31, 1994 has been included as an adjustment to retained earnings.

   During the second quarter of 1996, the Company announced the planned closure of its Langhorne, Pennsylvania facility. The closure was completed by the end of 1996 and will result in reduced future operating costs through human resource and facility rationalization. In connection with this plan, the Company recorded a pre-tax charge of $2,629 consisting of $2,174 of employee severance, relocation and out-placement costs and $455 of cancellation of operating leases, relocation of product and equipment and other facility closure related costs.

(4)  USSC Tender Offer
     -----------------

   On August 1, 1996, United States Surgical Corporation ("USSC") through its wholly-owned subsidiary, USS Acquisition Corp., launched an unsolicited tender offer (the "Offer") for all of the common stock of the Company at a price of $18 per share. The Board of Directors considered the Offer and recommended that stockholders reject it so the Company can continue to pursue its strategic plan. In reaching its conclusion, the Board retained and consulted with Bear Stearns and Company as financial advisors and Wilson, Sonsini, Goodrich & Rosati as legal advisors. In addition, the Company retained The Abernathy/MacGregor
Group Inc. to advise the Company on public relations matters, Corporate
Investor Communications, Inc. to assist the Company in connection with communications to stockholders and William M. Mercer Incorporated to advise the Board of Directors on certain employee matters. In connection with rejecting the Offer, the Company adopted a Stockholders Right Plan and an Employee Retention Plan, both of which are the subject of a lawsuit brought by USSC against the Company and certain of its officers and directors. In addition, the Company and certain of its directors and officers are also defendants in certain class action lawsuits purportedly brought on behalf of Circon stockholders. On December 16, 1996, USSC reduced the offer to $17 per share and extended the solicitation until February 13, 1997. On February 13, 1997, the offer was again extended to June 16, 1997. The Company has charged $3,000 primarily for expenses related to the Offer and defending the stockholder litigation (see Part II, Item (3) Legal Proceedings and note 15.)

(5)  Marketable Securities
     ----------------------

     The Company classifies its investments as held-to-maturity and available-for-sale and does not hold any trading securities. Held-to-maturity securities are recorded at cost. In 1995, the Company recorded an income statement charge of $272, included in other expense, to recognize market value losses on securities that were liquidated in early 1996 in connection with the redemption of the Cabot convertible debentures.

 The following summarizes the Company's marketable securities at December 31, 1995 and 1996:
                                               1995          1996
       Available-for-sale:                  --------     --------
       -------------------
       Municipal obligations                 $ 3,359       $   -
       Preferred stock in utility companies    3,112           -
       Mutual fund in utility companie             -          1,074
       Other                                      25           -
                                            ---------    ----------
                                             $ 6,496         $1,074
                                             ========     ==========
(6) Inventories
    ------------

  Inventories at December 31, 1995 and 1996 consist of the following:

                                                  1995           1996
                                                -------        -------
    Raw materials                               $11,017        $11,995
    Work in process                              12,243         17,938
    Finished goods                                8,385          5,190
                                                -------        -------
                                                $31,645        $35,123
                                                =======        =======
(7) Property, Plant, and Equipment
    ------------------------------

  Property, plant and equipment consists of the following at December 31, 1995 and 1996:

                                       1995          1996
                                    -------        -------
    Land                            $ 3,380        $ 3,380
    Building                         23,590         24,914
    Manufacturing equipment          19,699         21,135
    Office and other equipment       10,734         11,864
    Platinum used in manufacturing
      equipment                       1,450          1,434
    Demonstration equipment          23,989         25,055
    Construction in progress          2,706          2,677
    Leasehold improvements            1,179          1,199
                                   --------        --------
                                     86,727          91,658
    Less - Accumulated depreciation
              and amortization     (32,977)         (37,817)
                                  ---------        ---------
                                   $53,750          $53,841
                                  =========        =========
(8) Other Assets:
    -------------

  Other assets consist of the following at December 31, 1995 and 1996:

                                      1995        1996
                                   -------      ------
  Goodwill                         $15,542     $15,480
  Patents and Licenses               8,766       9,006
  Trademarks                        20,536      20,536
  Other                              4,373       3,353

  Less - Accumulated amortization  (12,393)    (14,842)
                                  ---------    --------
                                   $36,824     $33,533
                                 =========     ========

(9) Accrued Liabilities
    -------------------

  Accrued liabilities consist of the following at December 31, 1995 and 1996:

                                                    1995           1996
                                                 --------       -------
  Payroll and payroll related                     $ 5,482        $6,433
  Interest                                          1,705           718
  Taxes - other than income                           956           686
  Professional fees                                   -           1,620
  Other                                             2,653         2,543
                                                 --------       -------
                                                  $10,796       $12,000
                                                 =========      ========
(10)     Income Taxes
         -------------

    The components of the provision (benefit) for income taxes applicable to income (loss) for the three years ended December 31, 1994, 1995 and 1996 are as follows:

                           1994         1995         1996
                        -------      -------       ------
    Federal
      Current            $1,565       $1,400       $1,100
      Deferred              (51)      (1,877)      (3,164)
                        -------     --------      --------
                          1,514        (477)       (2,064)
                        -------     --------      ---------
    State
      Current               263         497           148
      Deferred              126        (617)         (158)
                       --------    ---------     ---------
                            389        (120)          (10)
                       --------    ---------     ---------
    Foreign
      Current                43          23             1
                      ---------   ---------      --------
    Provision (benefit)
    for income taxes     $1,946      $(574)       $(2,073)
                      ==========  =========      =========

    The income before provision for income taxes includes foreign pretax losses of $437, $634 and $427 in 1994, 1995 and 1996, respectively.

  For income tax purposes, the Company deducts the difference between market value and exercise price arising from the exercise of non-qualified stock options and disqualifying dispositions of stock acquired under the Company's qualified plans. Any reductions in income taxes payable resulting from these differences are credited to additional paid in capital. A benefit of $692, $1,669, and $1,643 was credited to additional paid in capital during 1994, 1995 and 1996, respectively.

  A reconciliation of the provision (benefit) for income taxes to the Federal statutory provision (benefit) is as follows:

                                              1994       1995      1996
                                            ------     ------    -------
 Federal statutory provision (benefit)      $2,875    $(2,029)     $ (1)
 State tax, net of federal income
    tax benefit                                254        (60)       (10)
 Addition (reduction) in valuation allowance  (930)       716      (2,000)
 Non-deductible goodwill and amortization       85        (60)         20
 Tax exempt income                            (338)      (239)          -
 Benefit of foreign sales corporation          (51)      (102)        (350)
 Loss of foreign subsidiaries for
    which no benefit is currently
    available                                  169        179          145
 Non-deductible merger costs                    -       1,074           -
 Other                                        (118)       (53)         123
                                           --------  ---------   ----------
                                            $1,946    $  (574)     $(2,073)
                                           ========  =========  ===========

The components of the net deferred tax asset are as follows:

                                                     1995             1996
                                                   -------         --------
       Inventory reserves                          $4,229            $3,739
       Accrued vacation                               574               591
       Net operating loss carryforwards             2,719             4,534
       Income tax credit carryforwards              1,569             1,620
       Depreciation                                (4,317)           (4,128)
       Other reserves                               1,446             2,371
       Other                                          180               856
                                                    ------          -------
                                                    6,400             9,583
         Valuation allowance                       (2,719)             (706)
                                                   -------          --------
       Net deferred tax asset                      $3,681           $ 8,877
                                                   =======          ========


  During the second quarter of 1996, Cabot Medical was liquidated and merged into Circon. Prior to the merger, the Cabot net operating loss carryforwards
(NOLS) had a valuation allowance since historical data did not support current recognition of the loss carryforwards. With the liquidation, Circon's ability to utilize these NOLS became more probable than not and the Company recognized a non-recurring tax benefit by reducing the valuation allowance by $2,000 in 1996.



  At December 31, 1995 and 1996, the Company has recorded a deferred tax asset of $1,569 and $1,620, respectively, consisting of research and development credits not previously utilized and alternative minimum tax credit carryforwards. The Company has recorded a valuation allowance, which at December 31, 1995, includes Cabot pre-pooling losses subject to separate income tax return limitations. The valuation allowance at December 31, 1996 represents Cabot losses subject to separate state income tax return limitations and capital loss carryfowards. Based on projected earnings and the Company's current tax planning strategies, the Company believes it is more probable than not that the remaining net deferred tax asset will be realized.




(11)   Long-Term Obligations
       ---------------------

 Long-term obligations as of December 31, 1995 and December 31, 1996 consist of the following:
                                                 1995            1996
                                              --------        --------
    Revolving credit facility                   $   -          $46,500
    7.5% convertible subordinated notes          67,000            -
    Industrial development authority bonds
      due December 2, 2006                        5,180          4,435
    Other                                           193             59
                                               --------       --------
                                                 72,373         50,994
                                               --------       --------
    Less-current maturities                     (15,857)          (429)
                                               --------        -------
                                                $56,516        $50,565
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

The Company has a letter of credit in the amount of approximately $5,327 as of December 31, 1996 underlying $7,000 of tax exempt Industrial Development Authority Bonds (the "Bonds") issued in December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments. The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents'professional judgment and prevailing market conditions at the time. The Bonds and the letter of credit facility are collateralized by the Company's two Langhorne, Pennsylvania operating facilities. These facilities had a net carrying value of $4,487 as of December 31, 1996.



  The Company repurchased at par, 99.94% of the 7.5% convertible notes pursuant to a vote of bondholders taken on November 20, 1995. Approximately $50.5 million of the Credit Facility and approximately $16.5 million of available cash was used to repurchase the notes in 1996. Accordingly, $50.5 million was classified as a long-term obligation at December 31, 1995.

 Future principal maturities of the long-term obligations are as follows:

      1997        $   429
      1998            390
      1999            405
      2000            430
      2001         46,950
      Thereafter    2,390
                  -------
                  $50,994
                  =======
(12)  Retirement Plans
      ----------------
  The Company has a defined benefit retirement plan (the "Plan") covering certain hourly union employees at one of the Company's manufacturing facilities. The components of pension expense are as follows:

                                        1994             1995         1996
                                      ------           ------       ------
  Service cost - benefits
     earned during the year           $   38           $   46       $   73
  Interest cost on projected
     benefit obligation                   55               73           91
  Actual return on plan assets           (12)             (38)         (40)
  Deferred loss on net assets            (36)             (29)         (45)
  Amortization of prior service cost       9               14           24
  Amortization of net loss (gain)
    from earlier periods                  (3)               3           15
                                     --------          ------        ------
   Net pension expense                 $  51           $   69        $ 118
                                     ========          ======        ======

  Annual contributions to the Plan are at least equal to the minimum required by law. The benefit obligations and funded status of the Plan are as follows:
                                                       1995            1996
                                                     ------           -----
    Actuarial present value of
    accumulated benefit obligation,
    including vested benefits of
      $1,064  in 1995 and $1,246 in 1996          $  (1,161)        $ (1,368)
                                                     =======          =======
    Projected benefit obligation for
      service rendered to date                       (1,161)          (1,368)

    Plan assets at market value,
      primarily fixed income securities                 818              951
                                                     -------          -------
    Projected benefit obligation in
      excess of plan assets                            (343)            (417)

    Unrecognized net loss                               340              322


    Unrecognized prior service cost                     128              232

    Adjustment required to recognize
      minimum liability                                (472)            (557)

    Unrecognized net obligation at
      January 1, 1989 being amortized
      over 15 years                                      3                 3
                                                     -------          -------
    Pension liability                                $ (344)          $ (417)
                                                     ========         ========

  The discount rate assumed in determining the actuarial present value of benefit obligations was 7.25% for 1995 and 1996. The expected long term rate of return on assets was 10% for 1995 and 1996. There were no plan amendments during 1995 or 1996.

  Certain other hourly manufacturing employees are covered by a union-sponsored collectively-bargained, multi-employer pension plan. Contributions to this plan are based on collectively-bargained agreements and were approximately $74, $196 and $313 in 1994, 1995 and 1996, respectively.

  The Company maintains a 401(k) savings plan for all U.S. based employees. The Company matches 50% of the first 3% of employee contributions, except those excluded by collective bargaining agreements. The amounts charged to income for the Company match were $247, $257 and $332 in 1994, 1995 and 1996, respectively. Beginning January 1, 1996, Cabot employees became eligible to participate in the 401(k) savings plan.

(13)   Stock-Based Compensation Plans
       ------------------------------


    Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for phantom stock rights are recorded annually based on the quoted market price of the Company's Stock at the end of the period.


The Company has two stock-based compensation plans, a 1993 Stock Option Plan (the "1993 Plan"), and a 1995 Directors Stock Option Plan (the "1995 Plan"). The Company accounts for these plans pursuant to APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:




                                1996             1995
                            ----------    ------------
Net Income: As Reported     $2,072,000    $(5,386,000)
            Pro Forma        1,416,646     (5,608,723)


Primary EPS: As Reported          0.16           (0.41)
             Pro Forma            0.11           (0.46)


The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

The 1993 Plan was adopted by the Board of Directors of Circon Corporation, and subsequently approved by the stockholders. Pursuant to the 1993 Plan, the Company may grant options for shares of common stock to employees and consultants of the company, for a price not less than the fair market value on the date of grant. The total number of shares of stock with respect to which options may be granted under the 1993 Plan shall be 2,000,000 shares. As of December 31, 1996, 704,251 options have been issued under the 1993 Plan.

The 1995 Plan was adopted by the Board of Directors of Circon Corporation, and subsequently approved by the stockholders. Pursuant to the 1995 Plan, the Company may grant options for shares of common stock to directors who are not officers of the Company, for a price not less than 85% of the fair market value of the common stock on the date of grant. The total number of shares of stock with respect to which options may be granted under the 1995 Plan shall be 200,000 shares. As of December 31, 1996, no options have been issued or granted.

Option activity during 1996, 1995 and 1994 are summarized as follows:



                                         1996                1995                     1994
                                  -------------------   -----------------     ----------------------
                                             Weighted             Weighted
                                              Average              Average                  Option
                                             Exercise             Exercise                   Price
                                  Shares        Price    Shares      Price    Shares         Range
                                 ---------   --------   --------   -------   ---------  -------------
Outstanding at beginning of year 1,669,649    $10.740   1,873,705  $10.823   1,468,044 $2.89 - 19.125

Granted                            176,402     10.304     330,625   12.201     960,772  8.50 - 13.200

Exercised                          675,667     11.596     384,624   10.442     319,517  2.89 - 15.090

Adjustment for Cabot Stock
Dividends                              -          -            -        -      102,505  2.89 - 16.600

Forfeited                         (129,066)    11.186    (150,057)  12.254    (338,099) 2.89 - 18.750
                                 ----------   --------  ---------- --------   --------- -------------
Outstanding at end of year       1,041,318     10.054   1,669,649   10.740   1,873,705  2.89 - 19.125

Exercisable at end of year         428,737     10.451     836,825   11.267     596,675  2.89 - 19.125

Weighted average fair value of
options granted                                 6.270                5.82






The following table summarizes information about stock options outstanding at December 31, 1996:


                            Options Outstanding                          Options Exercisable
---------------   ----------------------------------------------    ------------------------------
                    Number        Weighted Average   Weighted          Number        Weighted
Range of          Outstanding at      Remaining      Average        Exercisable at    Average
Exercise Prices    12/31/96      Contractual Life  Exercise Price       12/31/96    Exercise Price
---------------   -------------  ----------------  --------------   --------------  --------------
$2.89 - $6.25         59,835            2.350            $4.009         56,627           $3.929

6.23 - 12.75         872,450            5.733             9.733        293,103           10.310

12.76 - 18.75        109,033            5.789            15.937         79,007           15.649
                  -----------                                       --------------
$2.89 - $18.75     1,041,318            5.544           $10.054        428,737          $10.451


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 6.29 and
6.05 percent; expected lives of 4.17 and 7 years; expected dividend rate of zero; and expected volatility of 50.98 and 51.94 percent.



(14)   Rights and Warrants
       -------------------

  On August 21, 1996, the company issued a dividend of one right ("Right") for each share of the Company's Common stock. Each Right represents the right to purchase one-thousandth of a share of Series A Participating Preferred Stock upon terms and conditions set forth in the Rights Argument. Accordingly, 40,000 of the Company's authorized but unissued Preferred Stock was designated as "Series A Participating Preferred Stock."


 In 1989, the Company issued to the Company's president warrants (the "Warrants") to purchase up to $2.5 million of common stock at $4.33 per share (or less under certain circumstances). The Warrants were issued in consideration for the president agreeing to restructure his commitment to provide working capital to the Company and to convert, at the demand of the Company, outstanding borrowings owed to him into common shares (at the market price per share on the conversion date) to prevent technical default under the Company's loan agreement (the "Stock Purchase Commitment"). On May 7, 1990, the Company's president agreed to return the Warrants.
The Company terminated the Stock Purchase Commitment and issued a warrant which allow the president to purchase 100,000 shares of common stock at $4.61 per share. The warrants expire on January 1, 2000 or earlier under certain circumstances.

  The Company has a warrant plan for consultants. A total of 25,000 shares of common stock has been reserved under this plan and warrants to purchase 3,000 shares have been granted at an exercise price of $18.75 per share, of which 2,000 are still outstanding.

(15)   Commitments and Contingencies
       -----------------------------
  Leases
  ------

  The Company leases five facilities, one each in Connecticut, Germany, and France and two in Canada, under operating leases which expire in 2003, 1999, 2002 and 2002, respectively. These leases provide for additional rental payments to cover property taxes, insurance and maintenance. In addition, the Company leases office equipment and vehicles. Rental expense for the years ended December 31, 1994, 1995 and 1996 was $2,027, $1,543, and $1,497,
respectively.

  The minimum lease payments at December 31, 1996 are as follows:

         1997                                          $ 1,804
         1998                                            1,786
         1999                                            1,652
         2000                                            1,664
         2001                                            1,709
         2002  and thereafter                            5,340
                                                       -------
                                                       $13,955
                                                       =======
    Contingencies
    -------------

  In May 1996, an action was brought against the Company and certain officers and directors alleging that the defendants knew synergies from the Cabot merger would not be achieved but misrepresented to the public they would be achieved, in order to obtain approval for the merger.

 In August 1996 and shortly thereafter, actions were brought against the Company and certain officers and directors alleging breach of fiduciary duty by taking steps to resist the hostile USSC tender offer.

 The Company believes the above actions and the USSC suit discussed in Note 4 are without merit and intends to vigorously defend the suits. Litigation is inherently unpredictable. No assurance can be given that the Company will be successful in these matters, or that they will not result in future charges to income which could be significant.

 In the course of conducting its business, the Company has various claims asserted against it. Management believes the outcome of these claims will not have a material adverse effect on the Company's financial position or results of operations.


(16)     Quarterly Financial Information (Unaudited)
         -------------------------------------------

    The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 1995 and 1996:

                                             Quarter Ended
                          --------------------------------------------------
1996                       March 31    June 30     September 30  December 31
---------------------     ----------  --------     ------------  -----------
Net sales                   $39,962    $37,062          $38,369      $38,386
Gross profit                 22,198     20,596           21,339       21,745
Operating income              3,578     (1,166)           1,857        2,440
Net income                    1,659        705           (1,525)       1,232
Net income per share       $   0.13  (B)$ 0.05     (C)$  ( 0.11)     $  0.09

1995
--------------------
Net sales                 $ 37,921     $41,833       (A)$42,113      $38,580
Gross profit                20,523      22,478           19,266       21,373
Operating income             2,251       2,261           (3,378)       2,686
Net income                     621         345           (7,374)       1,015
Net income per share      $   0.05     $  0.03          $( 0.56)      $ 0.08

(A) Includes special charges - see Note 3
(B) Includes facility shut down expense and non-recurring income tax benefit-see Notes 3 and 10
(C) Includes USSC tender offer charges - see Note 4





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          	None.




                               PART III


Item 10.    Directors and Executive Officers of the Registrant.

Directors of the Registrant

	The Company's Board of Directors is divided into three classes. The term of one of the three classes expires each year. The term of the Class I Directors expires in 1997 and each third year thereafter, the term of the Class II Directors expires in 1998 and each third year thereafter, and the term of the Class III Directors expires in 1996 and each third year thereafter. If any Director who was elected while serving as an officer ceases to be an officer during that Director's term, such Director's term will expire at the next subsequent annual meeting of Shareholders.

	The following persons are currently serving on the Board of Directors of the Company:

                                                         Director
  Name             Principal Occupation     Class	 Age   Since
-----------------  -----------------------  -----  ----  ---------
Richard A. Auhll	  Chairman of the Board,
                   President, and Chief
                   Executive Officer of
                   the Company                 I    55    1969
John F. Blokker	   President and Chief Executive
                   Officer, Luxcom, Inc.     III    67    1991
Harold R. Frank	   Investor	                 III   	72    1984
Paul W. Hartloff,  Partner, law firm of Jarvis,
Jr.                Hartloff & Simon, LLP       I    63    1991
Rudolf R. Schulte	 Rancher, Investor        	 II    65    1977


	Mr.Auhll has been the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1969. Mr.Auhll has a Bachelor of Science degree in Engineering from the University of Michigan, a Master of Science degree in Engineering from Stanford University, and a Master of Business Administration degree from Harvard University. Prior to 1969, Mr.Auhll held positions with United Technologies Corporation and was a management consultant. Mr. Auhll is a member of the Board of Trustees of the University of California at Santa Barbara Foundation and a member of the Foundations Executive Committee. He is past Chairman of the Board of Directors of Seton School for Developmentally Disabled Children.

	Mr.Blokker is President and Chief Executive Officer of Luxcom, Inc., a telecommunications company. He was a general partner of Hambrecht & Quist Venture Partners, an investment banking firm, from February 1985 to February 1988. Prior to 1985, he served for twenty-seven years in various executive and management positions including Vice President, General Manager with Hewlett-Packard Company, a manufacturer of computers and electronic test and measurement instruments. He is a member of the Boards of Directors of Mid-Peninsula Bank of Palo Alto and Whittier Trust Company.

	Mr. Frank is the founder of Applied Magnetics Corporation, a manufacturer of magnetic recording heads. He served as Chairman of its Board of Directors from inception until February, 1996 and continues to serve as a Director. Mr.Frank also currently serves on the Board of Directors of Trust Company of the West and as Chairman of the Board of Key Technology, Inc. Mr.Frank is past Chairman of the Board of the American Electronics
Association.

	Mr.Hartloff is a partner of the law firm of Jarvis, Hartloff & Simon, LLP founded in 1996. He was a senior partner of the law firm of Schramm&
Raddue from 1964 to 1996. Mr. Hartloff serves as a member of the Board of Directors of Mehl Biophile International Corporation.

	Mr.Schulte was a founder of Heyer-Schulte Corporation and served as President and Chairman of its Board of Directors from 1963 until it was acquired by American Hospital Supply Corporation in 1974. From 1978 to 1995 Mr. Schulte served as Chairman of the Board of Directors of Pudenz-Schulte Medical Research Corporation, a manufacturer of medical products acquired by Medtronic, Inc. In 1995. Mr. Schulte has been an independent investor since 1974.



Executive Officers of the Registrant

		                                                First Year
			                                                Elected
 Name         	     Position with Company    Age    Office
-----------------   ---------------------   ----  ---------
Richard A. Auhll 	   President and Chief	     55	    1969
	                    Executive Officer

Winton L. Berci	     Vice President,          41	    1989
	                    Marketing and Sales

Frank D. D'Amelio	   Vice President, Chief    38	    1989
	                    Manufacturing Officer

Richard L. Devine	   Vice President	           49	    1994
	                    International Sales

David M. Piggin	     Vice President	           49	    1994
	                    International Sales

Andrew D. Simons	    Vice President    	       36	    1996
	                    Secretary, General Counsel

R. Bruce Thompson	   Executive Vice President	 52	    1982
	                    Chief Financial Officer

Frederick L. Wallach	Vice President	          45	    1996
	                    Corporate Controller

David P. Zielinski	  Vice President, General	 54	    1994
 	                   Manager ACMI Division

	For certain information concerning the business experience of Mr. Auhll refer to previous section titled "Directors of the Registrant."

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

	Richard Devine joined the Company in 1974. He served as International Sales Manager until 1986 at which time he became Director of International Sales. In 1993, Mr. Devine was appointed Vice President of International Sales.

	David Piggin joined the Company in 1983 as International Sales Manager. He became Director of International Sales in 1986. Mr. Piggin was appointed Vice President of International Sales in 1993.

	Andrew Simons joined the Company as Vice President, Secretary and General Counsel in 1996. From 1992 until joining Circon, Mr. Simons worked for Tokos Medical Corporation in various capacities, including Vice President, General Counsel and Corporate Secretary. Prior to 1992, Mr. Simons was an Associate at the law firm of Gibson, Dunn & Crutcher.

	Bruce Thompson has been Executive Vice President and Chief Financial Officer since 1985, and Vice President since 1982. He joined the Company in 1977 as Controller. Prior to 1977, Mr. Thompson held positions with Heyer-chulte Corporation, a subsidiary of American Hospital Supply Corporation and Cutter Laboratories, Inc.

	Fred Wallach joined the Company in 1983 as Assistant Controller. In 1990, he was promoted to Corporate Controller. Mr. Wallach was appointed Vice President in 1996 and retains his position as the Company's Corporate Controller.

	David Zielinski was appointed Vice President, General Manager of Circon ACMI in 1994, prior to which he was Vice President of Manufacturing for Circon ACMI. Prior to 1986, Mr. Zielinski held various positions with the Company including Director of Manufacturing for ACMI. He joined ACMI in 1982. Prior to joining ACMI, Mr. Zielinski held various positions with General Electric.



Item 11.    Executive Compensation.

Compensation Tables

	Summary Compensation Table. The following table sets forth three years of compensation history for the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company in 1996:

                                Annual Compensation  (1)           Long-Term Compensation
                                --------------------------------  ---------------------------
                                                                 			 Awards          Payouts
                                                                 -----------------  ---------
                                                      Other              Securities
                                                      Annual  Restricted Underlying   LTIP         All Other
Name and                                			           Compen-    Stock    Options     Payouts    Compen-
Principal Position        Year  Salary ($)  Bonus ($) sation ($)   ($)       (#)       ($)      sation ($)
------------------       -----  ----------  --------  ----------  ------  --------  --------   ------------
R. Auhll		                1996   $316,500     n/a (2)      -         -         -      -         $10,538 (3)
 President, CEO and       1995   $298,000   $136,739       -         -         -      -         $10,408
 Chairman of the Board    1994   $237,930   $107,475       -         -         -      -         $10,210

R.B. Thompson             1996   $176,000    n/a (2)       -         -         -      -         $ 5,312 (4)
 Executive Vice President 1995   $166,000   $64,840        -         -         -      -         $ 4,192
 Chief Financial Office   1994   $140,080   $52,202        -         -       20,000   -         $ 3,977

F. D'Amelio               1996   $181,000       n/a (2)    -          -        -      -         $ 4,432 (5)
 Vice President           1995   $169,000   $58,000        -          -        -      -         $ 3,672
 Chief Manufacturing      1994   $143,000   $48,310        -          -      23,750   -         $ 3,303
 Officer

W. Berci                  1996   $163,240      n/a (2)     -          -        -      -         $ 3,621 (6)
 Vice President           1995   $154,000   $45,500        -          -        -      -         $ 3,283
 Marketing and Sales      1994   $132,000   $36,073        -          -      20,000   -         $ 2,567

D. Zielinski              1996   $150,431       n/a (2)    -          -        -      -         $ 2,819 (7)
 Vice President           1995   $141,916   $56,526        -          -        -      -         $ 4,279
 ACMI Division            1994   $136,000   $51,790        -          -      23,750   -         $ 3,559
 General Manager


  (1) Includes amounts earned in fiscal year, whether or not deferred.
  (2) Bonus amounts for 1996 have not yet been calculated or paid. Such amounts will be filed in the Company's 1997 proxy statement
  (3) Reflects $4,750 Company match of employee contributions to 401(k) plan and $5,788 premium on life insurance paid by the Company.
  (4) Reflects $3,948 Company match of employee contributions to 401(k) plan and $1,364 premium on life insurance paid by the Company.
  (5) Reflects $3,739 Company match of employee contributions to 401(k) plan and $693 premium on life insurance paid by the Company.
  (6) Reflects $3,107 Company match of employee contributions to 401(k) plan and $514 premium on life insurance paid by the Company.
  (7) Reflects $2,819 premium on life insurance paid by the Company.









	Option/SAR Grants in Last Fiscal Year. None of the executive officers named in the Summary Compensation Table received a grant of stock options during the year ended December 31, 1996. The Company has never granted stock appreciation rights (SARs).

	Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, each exercise of stock options during the year ended December 31, 1996 and the year-end value of unexercised options:


                                   			          Number of Securities          Value of Unexercised
                                      		   Underlying Unexercised Options     In-the-Money Options
		                Shares                        Fiscal Year End 1996        at Fiscal Year End 1996
               	Acquired on     Value        --------------------------  ------------------------------
Name            Exercise(#)  Realized($)(1)  Exercisable  Unexercisable  Exercisable(2)  Unexerable (2)
--------------  -----------  --------------  -----------  -------------  --------------  --------------
R. Auhll         		 n/a     	     n/a  	      30,000 (3)      10,000       $150,000 (3)    $50,000

R.B. Thompson     	 n/a           n/a          5,714          14,286        $34,284        $85,716

F. D'Amelio       	 n/a           n/a         24,817          22,812       $238,561       $141,584

W. Berci          		n/a           n/a         16,914          14,286       $160,284        $85,716

D. Zielinsk      		 n/a           n/a          6,786          16,964        $40,716       $101,784



(1) Excess of market price over exercise price, on the date of exercise.
(2) Excess of $15.25 (market price at year end) over exercise price.
(3) Mr. Auhll also holds warrants to purchase 100,000 shares which were fully exercisable at year end. The value of these warrants, computed as in note
    (2), was $1,064,000. The warrants were issued in 1990 in connection with Mr. Auhll's guarantee of certain indebtedness of Company and not in connection with his performance of services to the Company.













Compensation of Directors

	Directors, other than officers of the Company, receive a retainer fee of $2,500 annually for service on the Board, including service on any Board Committees. There directors also receive a fee of $500 for each Board and committee meeting attended and reimbursement for expenses incurred in connection with attendance at Board and committee meetings.

	In 1995, the shareholders approved the adoption of the 1995 Directors Stock Option Plan (the "1995 Plan") to replace the 1984 Directors Stock Option Plan (the "1984 Plan") which expired in 1994. The 1995 Plan is substantially similar to the 1984 Plan. Under the 1995 Plan, options for up to 200,000 shares of common stock may be granted to directors who are not officers of the Company, for a price not less than 85% of the fair market value of the common stock on the date of grant. The vesting schedule for the options granted is determined by a committee of directors at the time of the option grant. The maximum option term is ten years. If the optionee ceases to be a director for any reason, any options granted which have not been exercised will be canceled. No options were granted to directors in 1996.

Severance Agreements

	In August 1996, the Company established a Management Retention Plan (the "Plan") designed to retain managers and ease their concerns regarding a possible change in control of the Company. All of the Company,s executive officers are participants in the Plan as well as certain other key employees, including the domestic sales force, at reduced benefit levels. The Plan provides for severance benefits of 2.5 times the participants Annual Compensation (as defined in the Plan) in the case of Mr. Auhll and 2.0 times the participants Annual Compensation in the case of Mr. Thompson, Mr. DAmelio, Mr. Berci and Mr. Zielinski. The severance benefit is only paid if the officer is involuntarily terminated other than for "cause" (defined below) following a "change in control" (defined below), provided, however, that one third of the severance benefit will be paid to the officer as a retention payment if the officer remains employed by the Company for ninety days after the date of the change in control. The Plan also provides for continuation of healthcare benefits in the event of an involuntary termination without cause for 2.5 years in the case of Mr. Auhll and 2.0 years in the case of the other named executive officers.

	The Plan terminates on August 20, 1998 unless extended by the Board of Directors or a change in control occurs prior to that time. The Boad of Directors of the Company has discretionary authority to amend the Plan in any respect and also to terminate the Plan unless a change in control has occurred.


	"Cause" is defined in the Plan as (i) any act of personal dishonesty taken by the participant in connection with his responsibilities as an employee and intended to result in substantial personal enrichment of the participant, (ii) the participant's conviction of a felony, (iii) a willful act by the participant which constitutes gross misconduct and which is injurious to the Company, or (iv) continued substantial violations by the participant of the participant's employment duties which are demonstrably willful and deliberate on the participant's part after there has been delivered to the participant a written demand for performance from the Company which specifically sets forth the factual basis for the Company's belief that the participant has not substantially performed his duties.

	A "Change of Control" is defined in the Plan as the occurrence of any of the following: (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securites Exchange Act of 1934, as amended) becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company's then outstanding voting securities;
or (ii) a change in the composition of the Board occurring within a two-year period, as a result of which fewer than a majority of the directors are incumbent directors.  "Incumbent directors" shall mean directors who either (a)
are directors of the Company as of the date hereof, or (b) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the incumbent directors at the time of such election or nomination
(but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company); or (iii) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent
(either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or
(iv) the consummation of the sale or disposition by the Company of all or substantially all the Company's assets.

Information Regarding Compensation Committee Interlocks and Insider
Participation

	Directors Auhll, Frank and Schulte comprise the Compensation Committee. Mr. Auhll also serves as President and Chief Executuve Officer of the Company. Mr. Auhll participates in discussions regarding compensation for executive officers, except discussions regarding the Chief Executive Officer.

	No other member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. Furthermore, there are no compensation committee interlocks between Circon and other entities involving the Company's executive officers and board members.



Item 12.    Security Ownership of Certain Beneficial Owners and
	Management.

	The following table sets forth certain information as of March 11, 1997, except as otherwise indicated, regarding the beneficial ownership of Common Stock of Circon by (i) each person who is known to Circon to be the beneficial owner of 5% or more of Circon's Common Stock, (ii) each director of Circon,
(iii) certain executive officers of Circon and (iv) all directors and executive officers as a group. To the Company's knowledge, the beneficial owners named in the table have sole voting and investment power with respect to the shares.


                                         Shares
                                     Beneficially    Percent of
Name                                     Owned       Class(1)
----------------------------------   ------------   ----------
Richard A Auhll
6500 Hollister Avenue
Santa Barbara, CA 93117               1,548,142(2)       11.5%

Chancellor LGT Asset Management, Inc.
1166 Avenue of the Americas
New York, NY 10036                    1,333,600(3)        9.9%

US Surgical Corporation
150 Glover Avenue
Norwalk, CT 06856                     1,000,100(3)        7.4%

Franklin Resources, Inc
777 Mariners Island Blvd.
San Mateo, Ca 94404                     855,900(3)        6.3%

Rudolf R. Schulte                       409,270(4)        3.0%

R. Bruce Thompson                        39,060(5)          *

Harold R. Frank                          35,848(6)          *

Paul W. Hartloff, Jr.                    27,531(7)          *

John F. Blokker                          26,531(8)          *

Frank D. D'Amelio                        24,817(9)          *

Winton L. Berci                          17,414(10)         *

David P. Zielinski                       12,286(11)         *

All directors and executives officers
as a group (13 persons)               2,162,091(12)       16.0%

-------------------------
* Less than 1%

(1)	Percent of the outstanding shares of Common Stock, treating as outstanding
    all shares issuable	upon exercise of options held by particular beneficial
    owners that are included in the first column.
(2)	Includes 130,000 shares subject to warrants and option exercisable currently or within 60 days.
(3)	Information is given as of December 31, 1996, and is based on a Schedule
    13D or Schedule 13G	filed by this shareholder.
(4)	Includes 2,858 shares subject to options exercisable currently or within
    60 days.
(5)	Includes 5,714 shares subject to options exercisable currently or within
    60 days.
(6)	Includes 1,429 shares subject to options exercisable currently or within
    60 days.
(7)	Includes 26,531 shares subject to options exercisable currently or within
    60 days.
(8)	Includes 26,531 shares subject to options exercisable currently or within
    60 days.
(9)	Includes 24,817 shares subject to options exercisable currently or within
    60 days.
(10)	Includes 16,914 shares subject to options exercisable currently or within 60 days.
(11)	Includes 6,786 shares subject to options exercisable currently or within
     60 days.
(12)	Includes 257,368 shares subject to warrants and options exercisable currently or within 60 days.


Item 13.    Certain Relationships and Related Transactions.

	None.

                               PART IV

Item 14.    Exhibits, Financial Statements Schedules and Reports on Form 8-K.

     a.     Financial Statements and Schedules Filed

            1.  Financial Statements - see Item 8 of this Report.

            2.  Supplemental Schedules - see Item 8 of this Report.

     b. The Company filed no Reports on Form 8-K in the fourth quarter of 1996 with the Securities and Exchange Commission.

     c.     Exhibit Index

            3.1. Certificate of Incorporation of Circon Corporation, (incorporated by reference to Exhibit 3.1 of the Form 10-K filed by the Company for 1986).

            3.1A. Certificates of Amendment of Certificate of Incorporation of Circon Corporation (incorporated by reference to Exhibit 3.1A of the Form 10-K filed by the Company for 1992).

             3.1B. Certificate of Amendment of Certificate of Incorporation of Circon Corporation merging Cabot Medical Corporation into Circon Corporation (incorporated by reference to Exhibit 3.1B of the form 10-Q filed by the Company for the quarter ended June 30, 1996).

             3.1C. Certificate of Amendment of Certificate of Incorporation of Circon Corporation providing that no action required or permitted to be taken at a meeting of the shareholders maybe taken without a meeting or by written consent (incorporated by reference to Exhibit 3.1C of the form 10-Q filed by the Company for the quarter ended June 30, 1996).

             3.1D. Certificate of Designation or Rights, Preferences and Privileges of Series A Participating Stock of Circon Corporation (incorporated by reference to the Registration Statement on Form 8-A filed by the Company on August 15,
                     1996).

              3.2A. Bylaws of Circon Corporation, as amended, (incorporated by reference to Exhibit 3.2A of the Form 10-K filed by the Company for 1993).

              4.1 Warrant Agreement between Richard A. Auhll and the Company dated May 7, 1990 (incorporated by reference to Exhibit 4.5 of the 10-K filed by the Company for 1990).

              4.2 Preferred Shares Rights Agreement between Circon Corporation and Rights Agent dated August 14, 1996 (incorporated by reference to the Form 8-A filed by the Company on August 15, 1996).

              10.1. 1983 Stock Option Plan (incorporated by reference to the Form S-8 filed by the Company on November 14, 1991).

              10.2. 1984 Directors Stock Option Plan (incorporated by reference to the Form S-8 filed by the Company on November 14, 1991).

              10.3 1991 Employee Stock Option Plan (incorporated by reference to the Form S-8 filed by the Company on November 14, 1991).

              10.4 1993 Stock Option Plan (incorporated by reference to the Form S-8 filed by the Company on August 18, 1993).

              10.5 Circon Corporation Business Loan Agreement covering a $75,000,000 Revolving Line of Credit between Registrant and a Bank dated November 22, 1995 (incorporated by reference to Exhibit 10.12 of the form 10-K filed by the Company for 1995).

              10.6 Form of Indemnification Agreement with directors and executive officers (incorporated by reference to the Schedule 14d-9 filed by the Company on August 15, 1996).

              10.7 Form of Employee Retention Plan for certain officers (incorporated by reference to Amendment No. 3 to the Schedule 14d-9 filed by the Company on August 27, 1996).

              11.    Computation of Net Income per Share.

              21.    Subsidiaries of the Registrant.

              23.    Consent of Independent Public Accountants.

















SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereupon duly authorized.


DATED:  March 28, 1997
        --------------        CIRCON CORPORATION
                                 (Registrant)


                              By
                                 ------------------------------------
                                           Richard A. Auhll
                                   President, Chief Executive Officer
                                       Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                       Title                      Date
------------------       ---------------------------    ------------
                         President, Chief Executive
                         Officer and Chairman of the
                         Board (Principal Executive      3/28/97
------------------       Officer)                       ---------------
Richard A. Auhll
                         Executive Vice President and
                         Chief Financial Officer
                         (Principal Financial and        3/28/97
-------------------      Accounting Officer)            ---------------
R. Bruce Thompson

                                                          3/26/97
-------------------      Director                        --------------
Harold R. Frank

                                                          3/26/97
-------------------      Director                        ---------------
Rudolf R. Schulte

                                                          3/27/97
--------------------     Director                        ---------------
Paul W. Hartloff, Jr.


--------------------     Director                        ---------------
John Blokker

____________________________________________________________________________