Form 10-Q
period 1997-03-31
CIRCON CORP
filed 1997-05-14
CIK 719727

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED    March 31, 1997              COMMISSION FILE NO.  0-12025


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

                         Yes  X         No


Number of Common Shares Outstanding at March 31, 1997:   13,243,448



                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  CIRCON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1996 AND MARCH 31,1997

                                 ASSETS

                    (In thousands, except for share amounts)

                                                             (UNAUDITED)
                                              December 31,     March 31,
                                                   1996         1997
                                               ---------     ---------
CURRENT ASSETS:
     Cash and temporary cash investments       $  6,234      $  4,218
     Marketable securities                        1,074         1,091
     Accounts receivable, net of allowance of
           $1,644 in 1996 and $1,499 in 1997     28,497        29,750
     Inventories                                 35,123        37,636
     Prepaid expenses and other assets            1,939         2,393
     Deferred income taxes                        8,046         8,046
                                               ---------      --------
          Total current assets                   80,913        83,134
                                               ---------      --------

DEFERRED INCOME TAXES                               831           831

PROPERTY, PLANT, AND EQUIPMENT, NET              53,841        53,725


OTHER  ASSETS, at cost net of accumulated
 amortization                                    33,533        32,743
                                               ---------     ---------
                      Total assets           $  169,118    $  170,433
                                               =========     =========

                   The accompanying notes are an integral part of
                             these consolidated balance sheets.



                  CIRCON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1996 AND MARCH 31,1997

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                (In thousands, except for share amounts)


                                                          (UNAUDITED)
                                           December 31,      March 31,
                                                 1996           1997
                                             ----------     ----------
CURRENT LIABILITIES:
  Current maturities of long-term obligations $    429      $    370
  Accounts payable                               6,344         6,504
  Accrued liabilities                           12,000        10,978
  Customer deposits                                879           765
                                               ----------    ---------
       Total current liabilities                19,652        18,617
                                               ----------    ---------
NONCURRENT LIABILITIES:
  Long-term obligations                         50,565        52,565
                                               ----------    ---------

SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
      1,000,000 shares authorized, none
      outstanding
Common stock: $0.01 par value
  50,000,000 shares authorized
  13,239,746 and 13,243,448  issued and outstanding
  in 1995 and 1996, respectively                    132           132
Additional paid-in capital                      104,426       104,457
Cumulative translation adjustment                  (502)         (974)
Accumulated deficit                              (5,155)       (4,364)
                                               ----------    ----------
Total shareholders' equity                       98,901        99,251
                                               ==========    ==========
Total liabilities and shareholders'
     equity                                  $  169,118    $  170,433
                                               ==========    =========

                   The accompanying notes are an integral part of
                              these consolidated balance sheets.




                                 CIRCON CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended March 31,

                               (In thousands, except per share amounts)





                                      (UNAUDITED)     (UNAUDITED)
                                           1996           1997
                                       -----------    -----------
NET SALES                              $   39,962     $  38,393

 Cost of sales                             17,764        16,927
                                       -----------    ----------
GROSS PROFIT                               22,198        21,466


OPERATING EXPENSES:
  Research and development                 2,975          2,784
  Selling, general and administrative     15,645         16,679
                                       ----------     ----------
   Total operating expenses               18,620         19,463

INCOME FROM OPERATIONS                     3,578          2,003

  Interest income                             95            141
  Interest expense                        (1,128)          (919)
  Other expense, net                         (62)            (9)
                                       -----------    -----------
INCOME BEFORE INCOME TAXES                 2,483          1,216


   Provision for income taxes                824            425

NET INCOME                             $   1,659        $   791
                                       ==========     ============

EARNINGS PER SHARE:                    $    0.13        $  0.06

Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding         13,114         13,664
                                       ----------    ------------

                           The accompanying notes are an integral part of
                                 these consolidated statements.









                       CIRCON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For Three Months Ended March, 31

                                  (In thousands)


                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES                    1996          1997
                                                   ----------   -----------

  Net income                                      $    1,659    $      791

  Adjustments to reconcile net
    income  to cash used in
    operating activities:

   Depreciation and amortization                       2,380         2,151
   Deferred income taxes                                 310            -


Change in assets and liabilities:
   Accounts receivable                                (1,030)       (1,253)
   Inventories                                        (1,003)       (2,513)
   Prepaid expenses and other assets                    (785)         (454)
   Other assets                                          123           184
   Accounts payable                                   (2,302)          160
   Accrued liabilities                                  (172)       (1,022)
   Customer deposits                                     112          (114)
                                                     ---------     ---------
Net cash used in operating activities               $   (708)    $  (2,070)
                                                     ---------     ---------




                                  CIRCON CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For Three Months Ended March, 31

                                           (In thousands)

                                                    (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES                      1996          1997
                                                     ----------   -----------
  Disposals of marketable securities, net             $   5,911     $     -
  Purchase of marketable securities                          -           (17)
  Purchases of property, plant and equipment             (2,365)      (1,264)
  Purchase of intangible                                     -          (165)
  Cumulative translation adjustment                         577         (472)
                                                     ----------   -----------
  Net cash provided by (used in) investing activities     4,123       (1,918)
                                                     ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock                    82            31
  Repayments of capital lease obligations                  (20)          (59)
  Repayments of long-term obligations                  (12,783)           -
  Borrowings from long-term obligations                     -          2,000
  Tax benefit from exercise of stock options                12            -
                                                     ----------   -----------
  Net cash provided by (used in) financing activities  (12,709)        1,972
                                                     ----------   -----------
  Net decrease in cash and temporary
  cash investments                                      (9,294)       (2,016)

  Cash and temporary cash investments, beginning
    of period                                           17,586         6,234
                                                     ----------     ---------
  Cash and temporary cash investments, end
    of period                                       $    8,292     $   4,218
                                                     ==========     =========
SUPPLEMENTAL DISCLOSURES

  Cash paid for interest                            $      66      $    828
                                                     =========      =========
  Cash paid for income taxes
   (net of refunds received)                        $     274      $     17
                                                     =========      =========

                           The accompanying notes are an integral part of
                                      these consolidated statements.








                                CIRCON CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 1997
                   (In Thousands except Share Information)

General
--------

    The accompanying condensed consolidated financial statements include the accounts of Circon Corporation (the Company) and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. It is suggested that these condenesed consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's 10K for the year ended December 31, 1996.

    The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or its operation.

(1) USSC Tender Offer
    -----------------

    On August 1, 1996, United States Surgical Corporation ("USSC") through its wholly-owned subsidiary, USS Acquisition Corp., launched an unsolicited tender offer (the "Offer") for all of the common stock of the Company at a price of $18 per share. The Board of directors considered the Offer and recommended that stockholders reject it so the Company can continue to pursue its strategic plan. In reaching its conclusion, the Board retained and consulted with Bear Stearns and Company as financial advisors and Wilson, Sonsini, Goodrich & Rosati as legal advisors. In addition, the Company retained The Abernathy/MacGregor Group Inc. to advise the Company on public relations matters, Corporate Investor Communications, Inc. to assist the Company in connection with communications to stockholders and William M. Mercer Incorporated to advise the Board of Directors on certain employee matters.
In connection with rejecting the Offer, the Company adopted a Stockholders Right Plan and an Employee Retention Plan, both of which are the subject of a lawsuit brought by USSC against the Company and certain of its officers and directors. In addition, the Company and certain of its directors and officers are also defendants in certain class action lawsuits purportedly brought on behalf of Circon stockholders. On December 16, 1996, USSC reduced the offer to $17 per share and extended the solicitation until February 13, 1997.
On February 13, 1997, the offer was again extended to June 16, 1997. The Company charged $3,000 in 1996 primarily for expenses related to the Offer and defending the stockholder litigation.

(2) Inventories
    -----------

    Inventories include costs of materials, labor and manufacturing overhead and are priced at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1996 and March 31, 1997 consist of the following:

                          1996           1997
                       -------         -------
    Raw materials     $ 11,995        $ 11,659
    Work in process     17,938          19,116
    Finished goods       5,190           6,861
                       -------         -------
                      $ 35,123        $ 37,636
                       =======         =======


(3) Long-Term Obligations
    --------------------

    Long-term obligations as of December 31, 1996 and March 31, 1997 consist of the following:
                                                1996       1997
                                              -------    -------
     Revolving credit facility               $ 46,500   $ 48,500
     Industrial development authority bonds
       due December 2, 2006                     4,435      4,435
     Other                                         59         -
                                              -------    -------
                                             $ 50,994   $ 52,935
                                              -------    -------
     Less: current maturities                    (429)      (370)
                                              -------    -------
                                             $ 50,565   $ 52,565
                                              =======    =======

     The Company has a $75,000 reducing revolving credit facility (the "Credit Facility") which provides for direct borrowings and a maximum of $5,000 in letters of credit. The Company has the option to borrow money based upon (i) the higher of the prime rate or an adjusted federal funds rate or (ii) an adjusted eurodollar rate. The unused portion of the Credit Facility has a commitment fee which ranges from .1875% to .375%. The Credit Facility, which expires August 1, 2001, contains certain restrictive financial covenants and is secured by substantially all of the assets of the Company.

     The Company has a letter of credit in the amount of approximately $5,327 as of March 31, 1997 underlying $7,000 of tax exempt Industrial Development Authority Bonds (the "Bonds") issued in December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments. The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. The Bonds and the letter of credit facility are collateralized by the Company's two Langhorne, Pennsylvania facilities. These facilities had a net carrying value of $4,445 as of March 31, 1997.

     The Company repurchased at par, 99.94% of the 7.5% convertible notes pursuant to a vote of bondholders taken on November 20, 1995. Approximately $50,500 of the Credit Facility and approximately $16,500 of available cash was used to repurchase the notes in 1996.

     Future principal maturities of the long term obligation are as follows:

                  1998      $    390
                  1999           405
                  2000           430
                  2001        48,950
                  2002           475
                  Thereafter   2,285
                             -------
                           $  52,935
                             =======

(4) Ligitation
    ----------

  See Discussion of Legal Proceedings in Part II, Item 1.



ITEM 2.   Management's Discussion and Analysis of Operations and Financial
          Condition

                       Three Months Ended March 31, 1997
                 Compared to Three Months Ended March 31, 1996

   Sales
   -----

   The 1997 first quarter sales started slow and ended strong, with March having the highest sales of any month since the Cabot merger. First quarter total sales were $38.4 million compared to $40.0 million for the same period in 1996. Price changes were nominal in the quarter. The U.S. sales force was out of the field for nearly eight working days for a corporate sales/training meeting, which was not the case last year. This 12% reduction in selling time contributed to a 5% decrease in U.S. sales.

   During the initial two quarter transition period ending March 31, 1996, following the merger with Cabot Medical, the newly combined U.S. sales force had erratic performance due to a number of factors. However, since the second quarter 1996, sales performance and general operating results have progressed and management is striving for even better performance.
First quarter 1997 U.S. sales followed the normal seasonal pattern of declining from the preceding fourth quarter as they have in seven of the past ten years.

   First quarter international sales were up 1% over last year and were the highest of the past four quarters, being up 36% over the average of quarters two through four of 1996. As a result of increased focus, international sales as a percent of total sales, has risen to 18% from the 13% average of the prior three quarters.

   Gross Profit
   ------------

   Gross profit as a percent of sales was 55.9% for the first quarter 1997, up from 55.5% of the first quarter 1996. Cost improvement efforts initiated in late 1996 are the primary factors in this improvement.

   Gross profit remained a strong 55.9% of sales, the same as the average of the prior three quarters, even though the normally lower gross profit margin international sales increased as a proportion of total sales. First quarter gross profit of $21.5 million exceeded that of the prior three quarter average.

   Operating Expenses
   ------------------

   Research and development expenditures totalled $2.8 million, down 6% from the 1996 period, even though new product introductions have accelerated. Consolidating R&D efforts into three centers of excellence as a result of closing Cabot Medical's Langhorne, Pennsylvania, facility has resulted in cost containment and greater effectiveness.

   During the past several months, Circon introduced numerous new innovative products including three of high interest. First is the ultra small 2.3 mm dual deflecting AUR-7 flexible ureteroscope that allows urologists to easily perform kidney stone removal. Another innovative product is the 5 mm tripolar cutting forceps that gives the laparoscopic surgeon the ability to have fast, bloodless cutting in an ultra-miniature instrument. Also, for hospitals concerned with reducing their disposable instrument costs, we introduced the latest in semi-reusable laparoscopic hand instruments, the Snap-In/Snap-Out II series.

   Selling, general and administrative expenses were $16.7 million for the quarter, up from $15.6 million for the comparable 1996 quarter. This reflects increased expenses from three areas: the first national sales/training meeting since the sales force merger in October 1995; expenses associated with the new French direct sales force; and a revised U.S. sales incentive compensation program. These expenditures are all strategic investments focused on improving overall sales performance.

   Income/EPS
   ----------

   As a result of lower sales and factors discussed above, first quarter operating income was $2.0 million, down from the $3.6 million of the comparable 1996 quarter, but exceeding the average of prior three quarters, and down from the preceding fourth quarter as is seasonally normal.

   Income before taxes and net income were $1.2 million and $0.8 million, respectively, for the quarter, down from the prior year. First quarter 1997 EPS was $0.06, down from the prior year.

                Liquidity and Capital Resources

   Circon's financial position remains strong with working capital of $64.5 million, including $5.3 million of cash and equivalents. Circon's current ratio is 4.5:1.

   Since the first quarter 1996, total assets have risen $1.5 million, total debt decreased $6.6 million, and shareholders equity rose $9.8 million, reflecting a fundamental strengthening of the company.

   In the quarter, $2.0 million of cash from increased borrowing was used to finance the net $2.0 million of cash used in operating activities.

   Circon has a $75.0 million reducing secured revolving credit line with a syndicate of banks. $50.5 million of the facility was used to repurchase Cabot notes in January 1996 (see footnote 3).

   The company believes that cash flow from operations, existing cash and marketable securities and available cash from bank credit facilities are adequate to fund the company's existing operations for the foreseeable future.

   Forward Looking Statements
   --------------------------
   See Item 5 regarding forward looking statements in Part II and certain important cautionary statements.




PART II

Item 1.   Legal Proceedings.

     On May 28, 1996, two purported stockholders of the Company, Bart Milano and Elizabeth Heaven, commenced an action in the Superior Court of the State of California for the County of Santa Barbara, Case No. 213476, purportedly on behalf of themselves and all others who purchased the Company's common stock between May 2, 1995 and February 1, 1996, against the Company, Richard A.
Auhll, Rudolf R. Schulte, Harold R. Frank, John F. Blokker, Paul W. Hartloff, Jr., R. Bruce Thompson, Jon D. St. Clair, Frederick A. Miller, David P. Zielinski, Winton L. Berci, Jurgen Zobel, Trevor Murdoch and Warren G. Wood. That complaint alleged that defendants violated Sections 11 and 15 of the Federal Securities Act of 1933, as amended, Sections 25400-02 and 25500-02 of the California Corporations Code, and Sections 1709-10 of the California Civil Code, by disseminating allegedly false and misleading statements relating to Circon's acquisition of Cabot Medical Corp. by merger and to the combined companies' future financial performance. In general the complaint alleged that defendants knew that synergies from the merger would not be achieved, but misrepresented to the public that they would be achieved, in order to obtain approval for the merger so they would be executives of a much larger
corporation.   This alleged conduct allegedly had the effect of inflating the
Company's stock price. On July 29, 1996, defendants filed demurrers to the complaint on the ground that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On or about August 6, 1996, plaintiffs served their response to defendants' demurrers, stating their intention to file an amended complaint prior to the hearing on defendants' demurrers. On September 20, 1996, plaintiffs voluntarily dismissed Rudolf R. Schulte, Harold R. Frank, John F. Blokker and Paul W. Hartloff, Jr. from the action, without prejudice. On September 30, 1996, plaintiffs, joined by a third purported stockholder of the Company, Adam Zetter, filed a first amended complaint against the remaining defendants. Plaintiffs' amended complaint is substantially similar to the original complaint, but adds a new purported cause of action under the unfair business practices provisions of the California Business & Professions Code, Sections 17200, et seq. and 17500, et seq. Like the original complaint, the amended complaint seeks compensatory and/or punitive damages, attorneys fees and costs, and any other relief (including injunctive relief) deemed proper. On December 2, 1996, defendants filed demurrers to the amended complaint again on the grounds that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action.
On April 17, 1997, a hearing was held regarding the defendants demurrers to the first amended complaint. No decision has been rendered at this time.
The Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuit.

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

Item 5.   Other Information

                Additional Cautionary Statements

     No Assurance of Synergies or Cost Savings from Integration of Operations

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

     Uncertainties within the Healthcare Markets

     Political, economic and regulatory influences are subjecting the healthcare industry in the United States to rapid, continuing and fundamental change. Although Congress has failed to pass comprehensive health care reform legislation to date, Circon anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, healthcare providers (including customers of Circon) have demanded, and in many cases received, reduced prices on medical devices. These customers are expected to continue to demand lower prices in the future. Circon cannot predict what impact the adoption of any federal or state healthcare reform measures, private sector reform or market forces may have on its business. However, pricing pressure is expected to continue to adversely affect profit margins.

     Product Liability Risk

     Circon's products involve a risk of product liability. Although Circon maintains product liability insurance at coverage levels which they believe are adequate, there is no assurance that, if the Company were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

     New Products

     Circon's growth depends in part on its ability to introduce new and innovative products that meet the needs of medical professionals. Although Circon has historically been successful at bringing new products to market, there can be no assurance that Circon will be able to continue to introduce new and innovative products or that the new products that Circon introduces, or has introduced, will be widely accepted by the marketplace. The failure of the Company to continue to introduce new products or gain wide spread acceptance of a new product could adversely affect the Company's operations.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

          3.2A Bylaws of Circon Corporation, as amended.

     (b) The Company filed no reports on Form 8-K in the First Quarter of 1997 with the Securities and Exchange Commission.





                     RESOLUTION OF THE BOARD OF DIRECTORS

                           OF CIRCON CORPORATION



                 (Unanimously adopted on February 12, 1997)



     WHEREAS, the Board of Directors of the Corporation have determined that it is in the best interest of the Corporation to amend Section 3.7.4 of the Bylaws of the Corporation to provide that special meetings of the Board may only be called by a majority of the directors rather than one-third of the directors.

     NOW, THEREFORE, BE IT RESOLVED, that Section 3.7.4, subsection A, of the Bylaws of the Corporation is deleted its entirety and replaced with the following:

     3.7.4     Special Meetings; Notices.

          A. Special meetings of the Board of Directors may be called for any purpose at any time by the Chairman of the Board, the President, or by a
     majority of     the directors then in office (rounded up to the nearest
     whole number).










                              SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CIRCON CORPORATION

                                        Registrant



May 14, 1997
-------------                           ------------------
Date                                    RICHARD A. AUHLL
                                        President
                                        Chief Executive Officer



May 14, 1997
------------                            ------------------
Date                                    R. BRUCE THOMPSON
                                        Executive Vice President
                                        Chief Financial Officer