Form 10-Q/A
period 1997-03-31
CIRCON CORP
filed 1997-05-15
CIK 719727

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





                  CIRCON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1996 AND MARCH 31,1997

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                (In thousands, except for share amounts)


                                                          (UNAUDITED)
                                           December 31,      March 31,
                                                 1996           1997
                                             ----------     ----------
CURRENT LIABILITIES:
  Current maturities of long-term obligations $    429      $    370
  Accounts payable                               6,344         6,504
  Accrued liabilities                           12,000        10,978
  Customer deposits                                879           765
                                               ----------    ---------
       Total current liabilities                19,652        18,617
                                               ----------    ---------
NONCURRENT LIABILITIES:
  Long-term obligations                         50,565        52,565
                                               ----------    ---------

SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
      1,000,000 shares authorized, none
      outstanding
Common stock: $0.01 par value
  50,000,000 shares authorized
  13,239,746 and 13,243,448  issued and outstanding
  in 1996 and 1997, respectively                    132           132
Additional paid-in capital                      104,426       104,457
Cumulative translation adjustment                  (502)         (974)
Accumulated deficit                              (5,155)       (4,364)
                                               ----------    ----------
Total shareholders' equity                       98,901        99,251
                                               ==========    ==========
Total liabilities and shareholders'
     equity                                  $  169,118    $  170,433
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