Form 10-Q
period 1997-06-30
CIRCON CORP
filed 1997-08-14
CIK 719727

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED June 30, 1997    COMMISSION FILE NO.  0-12025

CIRCON CORPORATION
(Exact Name of Registrant as Specified in Its Charter)



         Delaware                          95-3079904
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                   Identification No.)




6500 Hollister Avenue, Santa Barbara, California  93117-3019
(Address of Principal Executive Offices)           (Zip Code)



Registrant's telephone number,
including area code:  (805) 685-5100



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes  X         No

Number of Common Shares Outstanding at
 June 30, 1997:   13,246,783




                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  CIRCON CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 1996 AND JUNE 30,1997

                                        ASSETS

                  (In thousands, except for share amounts)

                                                               (UNAUDITED)
                                                 December 31,    June 30,
                                                       1996         1997
                                                   --------      ---------
CURRENT ASSETS:
  Cash and temporary cash investm                   $  6,234      $  1,154
  Marketable securities                                1,074         1,112
  Accounts receivable, net of allowance of
     $1,644 in 1996 and $1,499 in 1997                 28,497        33,978
  Inventories                                          35,123        40,340
  Prepaid expenses and other assets                     1,939         2,012
  Deferred income taxes                                 8,046         8,046
                                                     ---------       -------
    Total current assets                                80,913        86,642
                                                     ---------       -------

DEFERRED INCOME TAXES                                       831           831

PROPERTY, PLANT, AND EQUIPMENT, NET                      53,841        54,058


OTHER ASSETS, at cost net of accumulated amortization    33,533        32,003
                                                       ---------      --------
                      Total assets                    $ 169,118     $ 173,534
                                                       =========      ========

                   The accompanying notes are an integral part of
                          these consolidated balance sheets.



                  CIRCON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 1996 AND JUNE 30,1997

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                 (In thousands, except for share amounts)

                                                              (UNAUDITED)
                                              December 31,       June 30,
                                                    1996            1997
                                                   --------     ---------
CURRENT LIABILITIES:
  Current maturities of long-term                 $     429    $      370
  Accounts payable                                    6,344         5,728
  Accrued liabilities                                12,000        10,873
  Customer deposits                                     879         1,084
                                                   ---------    ----------
       Total current liabilities                      19,652        18,055
                                                   ----------   ----------
NONCURRENT LIABILITIES:
  Long-term obligations                               50,565        56,065
                                                   ----------   -----------

SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
   1,000,000 shares authorized, none
   outstanding
Common stock: $0.01 par value
   50,000,000 shares authorized
   13,239,746 and 13,246,783  issued and outstanding
   in 1996 and 1997, respectively                         132           132
Additional paid-in capital                            104,426       104,484
Cumulative translation adjustment                        (502)       (1,278)
Accumulated deficit                                    (5,155)       (3,924)
                                                     ---------     ---------
Total shareholders' equity                             98,901        99,414
                                                     ---------     ---------
Total liabilities and shareholders'
  equity                                           $  169,118     $  173,534
                                                     =========     =========

                   The accompanying notes are an integral part of
                         these consolidated balance sheets.




                                 CIRCON CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three Months Ended June 30, And Six Months Ended June 30,

                                      (In thousands, except per share amounts)

                                            Three months ended           Six momths ended
                                                   June 30,                   June 30,
                                           (UNAUDITED)   (UNAUDITED)    (UNAUDITED)  (UNAUDITED)
                                                 1996          1997           1996         1997
                                              --------      -------       ---------    --------
NET SALES                                   $  37,062    $   40,455  $       77,024   $  78,848

 Cost of sales                                 16,466        18,673          34,230      35,600
                                              -------       --------      ---------    ---------
GROSS PROFIT                                   20,596        21,782          42,794      43,248


OPERATING EXPENSES:
 Research and development                       3,060         2,743           6,035       5,527
 Selling, general and administrative           16,573        17,517          32,218      34,196
 Facilities shutdown expense (see note 2 )      2,129            -            2,129          -
                                              --------       -------       --------    --------
  Total operating expenses                     21,762         20,260         40,382      39,723

INCOME (LOSS) FROM OPERATIONS                  (1,166)         1,522          2,412       3,525

 Interest income                                  166             40            261         181
 Interest expense                              (1,002)        (1,000)        (2,130)     (1,919)
 Other expense, net                               (53)           115           (115)        106
                                              --------        -------      ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES              (2,055)           677            428       1,893


 Provision (benifit) for income taxes            (760)           237             64         662
 Non-recurring tax benifit (see note 3 )       (2,000)            -          (2,000)         -
                                              --------        --------      --------   --------
NET INCOME                                 $      705        $   440     $    2,364    $  1,231
                                              ========        ========     =========   =========

EARNINGS PER SHARE:                        $     0.05        $  0.03     $     0.18 $  $   0.09
                                              ========        ========     =========   =========
Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding              13,037         13,572          13,078     13,620
                                              --------       --------      ----------  ---------

                                The accompanying notes are an integral part of
                                           these consolidated statements.









                   CIRCON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For Six Months Ended June 30,

                                  (In thousands)


                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES                    1996          1997
                                                    --------      --------

 Net income                                       $    2,364    $    1,231

 Adjustments to reconcile net
  income to cash provided by (used in)
  operating activities:

 Depreciation and amortization                         4,961         4,272
 Deferred income taxes                                (2,314)           -


Change in assets and liabilities:
 Accounts receivable                                     404        (5,481)
 Inventories                                          (2,940)       (5,217)
 Prepaid expenses and other assets                      (392)          (73)
 Other assets                                            211           161
 Accounts payable                                     (1,194)         (616)
 Accrued liabilities                                     633        (1,186)
 Customer deposits                                       305           205
                                                    ---------     ---------
Net cash provided by (used in) operating          $    2,038    $   (6,704)
                                                    ---------     ---------




                       CIRCON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For Six Months Ended June 30,

                                    (In thousands)

                                                    (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES                      1996          1997
                                                      --------      --------
 Disposals of marketable securities,                $    4,884      $    -
 Purchase of marketable securities                          -           (38)
 Purchases of property, plant and equipment             (3,337)      (2,954)
 Purchase of intangible                                     -          (166)
 Cumulative translation adjustment                         108         (776)
                                                      --------      --------
 Net cash provided by (used in) investing activities     1,655       (3,934)
                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock                   151            58
 Repayments of capital lease obligations                  (40)           -
 Repayments of long-term obligations                  (12,783)           -
 Borrowings from long-term obligations                     -          5,500
 Tax benefit from exercise of stock options               115            -
                                                      --------       --------
 Net cash provided by (used in) financing activities  (12,557)        5,558
                                                      --------       -------
 Net decrease in cash and temporary
 cash investments                                      (8,864)       (5,080)

Cash and temporary cash investments, beginning
 of period                                              17,586         6,234
                                                      --------       --------
Cash and temporary cash investments, end of period  $    8,722         1,154
                                                      ========       ========
SUPPLEMENTAL DISCLOSURES

 Cash paid for interest                               $   976      $  1,871
                                                       =======       =======
 Cash paid for income taxes (net of refunds received) $   409           114
                                                       =======       =======

                           The accompanying notes are an integral part of
                                  these consolidated statements.






                       CIRCON CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1997
            (In Thousands except Share Information)

General
-------
    The accompanying condensed consolidated financial statements include the accounts of Circon Corporation (the Company) and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(1) USSC Tender Offer
---------------------
    On August 1, 1996, United States Surgical Corporation ("USSC") through its wholly-owned subsidiary, USS Acquisition Corp., launched an unsolicited tender offer (the "Offer") for all of the common stock of the Company at a price of $18 per share. The Board of directors considered the Offer and recommended that stockholders reject it so the Company can continue to pursue its strategic plan. In reaching its conclusion, the Board retained and consulted with Bear Stearns and Company as financial advisors and Wilson,Sonsini, Goodrich & Rosati as legal advisors. In addition, the Company retained The Abernathy/MacGregor Group Inc. to advise the Company on public relations matters, Corporate Investor Communications, Inc. to assist the Company in connection with communications to stockholders and William M. Mercer Incorporated to advise the Board of Directors on certain employee matters.
In connection with rejecting the Offer, the Company adopted a Stockholders Right Plan and an Employee Retention Plan, both of which are the subject of a lawsuit brought by USSC against the Company and certain of its officers and directors. In addition, the Company and certain of its directors and officers are also defendants in certain class action lawsuits purportedly brought on behalf of Circon stockholders. On December 16, 1996, USSC reduced the offer to $17 per share and extended the solicitation until February 13, 1997.
On February 13, 1997, the offer was again extended to June 16, 1997. On June 19, 1997, USSC modified their tender offer by lowering the price to $14.50 and reducing the number of shares to 973,174 or 14.9% of Circon's total outstanding shares. On July 15, 1997, USSC purchased 973,174 shares at
$14.50 per share. On August 5, 1997, USSC launched a new tender offer for all of the common stock of the Company at a price of $16.50 per share.
The Company charged $3,000 in 1996 primarily for expenses related to the Offer and defending the stockholder litigation.

(2) Facilities Shutdown Expense
-------------------------------
    During the second quarter of 1996, the Company announced the planned closure of its Langhorne, Pennsylvania facility. The closure was completed by the end of 1996 and will result in reduced future operating costs through human resource and facility rationalization. In connection with this plan, the Company recorded a pre-tax charge of $2,629 consisting of $2,174 of employee severance, relocation and out-placement costs and $455 of cancellation of operating leases, relocation of product and equipment and other facility closure related costs.

(3) Non-Recurring Tax Benefit
-----------------------------
    During the second quarter of 1996, Cabot Medical was liquidated and merged into Circon. Prior to the merger, the Cabot net operating loss carryforwards
(NOLS) had a valuation allowance since historical data did not support current recognition of the loss carryforwards. With the liquidation, Circon's ability to utilize these NOLS became more probable than not and the Company recognized a non-recurring tax benefit by reducing the valuation allowance by $2,000 in 1996.

(4) Inventories
---------------
    Inventories include costs of materials, labor and manufacturing overhead and are priced at the lower of cost (first-in, first-out) or market. Inventories at December 31,1996 and June 30, 1997 consist of the following:

                         1996           1997
                      -------       ---------
    Raw materials    $ 11,995       $ 13,160
    Work in process    17,938         20,076
    Finished goods      5,190          7,104
                     ---------      ---------
                      $35,123        $40,340
                      =======       =========

(5) Long-Term Obligations
---------------------------
    Long-term obligations as of December 31, 1996 and June 30, 1997 consist of the following:
                                                   1996      1997
                                                 -------   -------
     Revolving credit facility                  $ 46,500  $ 52,000
     Industrial development authority bonds
      due December 2, 2006                        4,435      4,435
     Other                                           59         -
                                                -------     -------
                                                 50,994     56,435
                                                -------     -------
     Less: current maturities                      (429)      (370)
                                                -------     -------
                                                $ 50,565   $ 56,065
                                                 ========   =======

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

     The Company has a letter of credit in the amount of approximately $4,577 as of June 30, 1997 underlying $7,000 of tax exempt Industrial Development Authority Bonds (the "Bonds") issued in December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments.
The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. The Bonds and the letter of credit facility are collateralized by the Company's two Langhorne, Pennsylvania facilities. These facilities had a net carrying value of $4,453 as of June 30, 1997.

     The Company repurchased at par, 99.94% of the 7.5% convertible notes pursuant to a vote of bondholders taken on November 20, 1995. Approximately $50,500 of the Credit Facility and approximately $16,500 of available cash was used to repurchase the notes in 1996.

     Future principal maturities of the long term obligation are as follows:

                1998      $    390
                1999           405
                2000           430
                2001        52,450
                2002           475
                Thereafter   1,915
                           -------
                         $  56,065
                           ========

(6) Litigation
---------------
  See Discussion of Legal Proceedings in Part II, Item 1.



ITEM 2.   Management's Discussion and Analysis of Operations and Financial
          Condition

                Three Months Ended June 30, 1997
          Compared to Three Months Ended June 30, 1996

   Sales
----------
   Second quarter sales were up 9.2% to $40.5 million compared to $37.1 for the 1996 quarter. The second quarter sales were the highest of any quarter since the merger with Cabot Medical in August of 1995. Sales by the U.S. sales force totaled $30.7 million, a 7.8% increase over second quarter 1996.

   Sales of other domestic medical products were $3.1 million, up 22.1% over the comparable 1996 period. International sales were up 1.0% over prior year.

   Gross Profit
------------------
   Gross profit for the quarter totaled $21.8 million compared to $20.6 million for the second quarter of 1996. Gross profit percentage of 53.8% of sales for the quarter was down due to variations in the mix of products sold and slightly lower prices.

   Operating Expenses
----------------------
   Operating expenses for the second quarter of 1997 were $20.3 million compared to $21.8 million for second quarter 1996. Second quarter 1996 operating expenses included a $2.1 million charge for the shutdown of Cabot Medical's Langhorne facility. Excluding the shutdown charge in 1996, operating expenses increased 3.2% although second quarter sales were up 9.2%.

   Selling, and general and administrative expenses totaled $17.5 million, an increase of 5.7% from comparable 1996 quarter. This increase resulted from a revised sales incentive program, increased sales commissions (due to higher
sales), and expenses associated with the new French sales force.   These
expenditures are all focused on improving overall sales performance.

   Research and Development expenditures were $2.7 million, or 6.8% of sales and down from the prior year, even though new product introductions have accelerated. Consolidating R&D efforts into three centers of excellence, as a result of closing Cabot Medical's Langhorne facility, has resulted in greater efficiency and lower costs.

   Income/EPS
------------------
     As a result of higher sales and factors discussed above, second quarter operating income was $1.5 million compared to a loss of $1.2 million in 1996. In the second quarter of last year, a one time charge of $2.1 million was recorded due to the shutdown of the Cabot Medical, Langhorne facility.

   Income before taxes for the quarter was $0.7 million compared to a $2.1 million loss in the 1996 quarter.

   Net income totaled $0.4 million or $0.03 per share for the quarter compared to $0.7 million or $0.05 per share for the 1996 period. The 1996 period was affected by a one-time NOL tax benefit of $2,000 million or $0.15 per share.

                 Six Months Ended June 30, 1997
           Compared to Six Months Ended June 30, 1996

Sales
------
   First half sales totaled $78.8 million compared to $77.0 million for the same 1996 period. Sales by the U.S. sales force were $58.9 million and international sales totaled $12.4 million compared to $58.2 million and $12.3 million, respectively, for the same 1996 period. Other domestic sales were up 8.4% and Industrial sales were up 55.3%.

Gross Profit
------------
   Gross profit for the first half of 1997 totaled $43.2 million compared to $42.8 million in 1996. Gross profit as a percentage of sales for the first half was 54.8% of sales, down from 55.6% for 1996. This decrease was due to product mix and slightly lower prices.

Operating Expenses
------------------
   Total operating expenses for first half 1997 were $39.7 million compared to $40.4 million for first half 1996. The 1996 period includes a $2.1 million charge related to closing Cabot Medical's Langhorne facility.

   Selling, general and administrative expenses were $34.2 million, up 6.1% over prior year. This reflects increased expenses in four areas: the first national sales meeting since the sales force merge in October 1995; expenses associated with the new French direct sales force; increased sales commissions due to higher sales; and a revised incentive program. These expenditures are all focused on improving overall sales performance.

   Research and Development expenses were $5.5 million compared to $6.0 million for 1996. Although expenses were down, new product introductions have accelerated. This was accomplished by consolidating R&D efforts into three centers of excellence as a result of closing Cabot Medical's Langhorne facility, which resulted in greater efficiency and lower costs.

Income/EPS
-----------
   Operating income for the first half of 1997 totaled $3.5 million compared to $2.4 million for 1996. A $2.1 million charge related to closing Cabot Medical's Langhorne facility was included in the 1996 period. Operating income was affected by the factors discussed above.

   Net income totaled $1.2 million or $0.9 per share compared to $2.4 million or $0.18 per share for the same 1996 period. The 1996 period includes a $2.1 million charge which was more than offset by a $2.0 million tax benefit.


                Liquidity and Capital Resources

   Circon's financial position remains strong with working capital of $68.6 million. Circon's current ratio is 4.8:1.

   Since the first quarter of 1996, total assets have risen $4.6 million, total debt decreased $3.1 million, and shareholder's equity rose $9.9 million, reflecting a fundamental strengthening of the company.

   For the year, $5.5 million of cash from increased borrowings was used to finance the net $6.7 million of cash used in operating activities.

   Accounts Receivable has increased $5.5 million due to the substantial sales increase in 2nd quarter 1997 relative to 4th quarter 1996, coupled with a higher mix of international sales which generally have longer payment terms.

   Inventory increased $5.2 million from year-end primarily due to a build in raw materials and work-in-process for new products, and increased safety stock levels for disposable products.

   Circon has a $75.0 million reducing secured revolving credit line with a syndicate of banks. $50.5 million was used to repurchase Cabot notes in January 1996 (see footnote 5).

   The Company believes that cash flow from operations, existing cash and marketable securities and available cash from bank credit facilities are adequate to fund the Company's existing operations for the foreseeable future.


                   Forward Looking Statements

   See Item 5 regarding forward looking statements in Part II and certain important cautionary statements.






PART II

Item 1.   Legal Proceedings.

     On May 28, 1996, two purported stockholders of the Company, Bart Milano and Elizabeth Heaven, commenced an action in the Superior Court of the State of California for the County of Santa Barbara, Case No. 213476, purportedly on behalf of themselves and all others who purchased the Company's common stock between May 2, 1995 and February 1, 1996, against the Company, Richard A. Auhll, Rudolf R. Schulte, Harold R. Frank, John F. Blokker, Paul W. Hartloff, Jr., R. Bruce Thompson, Jon D. St. Clair, Frederick A. Miller, David P. Zielinski, Winton L. Berci, Jurgen Zobel, Trevor Murdoch and Warren G. Wood. That complaint alleged that defendants violated Sections 11 and 15 of the Federal Securities Act of 1933, as amended, Sections 25400-02 and 25500-02 of the California Corporations Code, and Sections 1709-10 of the California Civil Code, by disseminating allegedly false and misleading statements relating to Circon's acquisition of Cabot Medical Corp. by merger and to the combined companies' future financial performance. In general the complaint alleged that defendants knew that synergies from the merger would not be achieved, but misrepresented to the public that they would be achieved, in order to obtain approval for the merger so they would be executives of a much larger corporation. This alleged conduct allegedly had the effect of inflating the Company's stock price. On July 29, 1996, defendants filed demurrers to the complaint on the ground that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On or about August 6, 1996, plaintiffs served their response to defendants' demurrers, stating their intention to file an amended complaint prior to the hearing on defendants' demurrers. On September 20, 1996, plaintiffs voluntarily dismissed Rudolf R. Schulte, Harold R. Frank, John F. Blokker and Paul W. Hartloff, Jr. from the action, without prejudice. On September 30, 1996, plaintiffs, joined by a third purported stockholder of the Company, Adam Zetter, filed a first amended complaint against the remaining defendants. Plaintiffs' amended complaint is substantially similar to the original complaint, but adds a new purported cause of action under the unfair business practices provisions of the California Business & Professions Code, Sections 17200, et seq. and 17500, et seq. Like the original complaint, the amended complaint seeks compensatory and/or punitive damages, attorneys fees and costs, and any other relief (including injunctive relief) deemed proper. On December 2, 1996, defendants filed demurrers to the amended complaint again on the grounds that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On April 17, 1997, a hearing was held regarding the defendants demurrers to the first amended complaint. By order dated May 28, 1997, the superior court overruled defendants' demurrers to the amended complaint and dissolved the stay of discovery. The Company believes plaintiffs' allegations to be without merit and intends to defend the lawsuit vigorously.


     On August 15, 1996, an action captioned Steiner v. Auhll, et al., No. 15165 was filed in the Court of Chancery of the State of Delaware. Shortly thereafter , three substantially similar actions were filed by three other individuals claiming to be stockholders of Circon. All four actions allege that Circon and certain of its officers and directors breached their fiduciary duties to Circon's stockholders by taking steps to resist the hostile tender offer by U.S. Surgical Corporation announced on August 2, 1996.
All four of these actions purport to be brought as class actions on behalf of all Circon stockholders. On August 16, 1996, a separate action captioned
Krim v. Circon Corp., et al., No. 153767, was filed in the Superior Court of California in Santa Barbara. The plaintiff in that action also claims to be a Circon stockholder and purports to bring his claim as a class action. On September 27, 1996, that action was stayed by the Court in favor of the actions pending in Delaware; the Court also encouraged the plaintiff to refile his action in Delaware. On or about August 30, 1996, the Chancery Court consolidated the four Delaware complaints into a single action, and plaintiffs filed an amended complaint. The Company and its officers and directors filed an answer to the amended complaint on November 12, 1996. The Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuits.

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

Item 5.   Other Information

     The Board of Directors of Circon Corporation has set Monday, October 6, 1997 as the date of the Annual Meeting of Stockholders. The time and location of the meeting will be set forth in the official notice of the meeting to be sent to stockholders later in August. Only stockholders of record on August 11, 1997 are entitled to notice of and to vote at the meeting.

     Notice of any business to be presented by a stockholder at the Annual Meeting must be received by the Company at its principal executive offices in Santa Barbara by September 1, 1997. The contents of such notice must satisfy the requirements set forth in the Company's bylaws.

------------------------------------------------------------------------------


                Additional Cautionary Statements

     No Assurance of Synergies or Cost Savings from Integration of Operations

     Circon acquired Cabot Medical Corporation ("Cabot") by merger (the "Merger") in August, 1995 with the expectation that the Merger will result in beneficial synergies and cost savings for the combined Company. Critical to the realization of the benefits of the Merger is the complete and successful integration of the Companies. Although the integration is substantially complete, several important elements are still in progress. There can be no assurance that these final elements will be completed or that if they are completed they will result in the expected benefits and synergies. Following the Merger, the Company had to cross train both former sales forces to sell the medical devices carried by the other. Although some sales personnel have produced significantly increased sales, others have experienced significantly lower sales productivity. The failure of the bottom tier of the sales force to grow sales could adversely impact the sales synergies the Company realizes as a result of the Merger. In addition, the closure of the Langhorne facility involved organizational changes or shifts in employee responsibilities, as well as other factors, that have resulted and may continue to result in the loss of the services of qualified employees, some of whom might be difficult to replace. The transfer of products previously manufactured in Langhorne to other facilities may lead to additional costs and expenses that are currently not anticipated. Failure to effectively absorb the Cabot product line and replace former key Cabot employees could also result in the expected cost savings and sales synergies not being realized.

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

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit Index

          3.2A  Bylaws of Circon Corporation, as amended.

     (b) The Company filed no reports on Form 8-K in the Second Quarter of 1997 with the Securities and Exchange Commission.


                    RESOLUTIONS OF THE BOARD OF DIRECTORS

                           OF CIRCON CORPORATION

                    (Unanimously adopted on June 13, 1997)

     WHEREAS, the Board of Directors of the Corporation has determined that it is in the best interest of the Corporation to amend Section 2.2 of the Bylaws of the Corporation to provide that the Annual Meeting of Stockholders of the Corporation shall be held each year on such date and at sutch time and place as may be determined by the Board of Directors.

     NOW THEREFORE, BE IT RESOLVED, that the first sentence of Section 2.2, of the Bylaws of the Corporation is replaced with the following:

     2.2 The annual meeting of the stockholders shall be held each year on such date and at such time and place as may be determined by the Board of Directors.






                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CIRCON CORPORATION

                                        Registrant



August 14, 1997
-------------------                     --------------------
         Date                           RICHARD A. AUHLL
                                        President
                                        Chief Executive Officer



August 14, 1997
-------------------                     -----------------------
     Date                               R. BRUCE THOMPSON
                                        Executive Vice President
                                        Chief Financial Officer