Form 10-Q
period 1997-09-30
CIRCON CORP
filed 1997-11-14
CIK 719727

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 1997             COMMISSION FILE NO.  0-12025

CIRCON CORPORATION
(Exact Name of Registrant as Specified in Its Charter)


         Delaware                                        95-3079904
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)



6500 Hollister Avenue, Santa Barbara, California       93117-3019
(Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code:  (805) 685-5100


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No


Number of Common Shares Outstanding at September 30, 1997:   13,280,476



                                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    CIRCON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1996 AND SEPTEMBER 30,1997

                                        ASSETS

                      (In thousands, except for share amounts)

                                                                (UNAUDITED)
                                                  December 31,  September 30,
                                                         1996          1997
                                                     ---------    ----------
CURRENT ASSETS:
  Cash and temporary cash investments                $   6,234    $  3,759
  Marketable securities                                  1,074       1,103
  Accounts receivable, net of allowance of
        $1,644 in 1996 and $1,954 in 1997                28,497      33,709
  Inventories                                            35,123      40,321
  Prepaid expenses and other assets                       1,939       1,999
  Deferred income taxes                                   8,046       8,046
                                                       --------     --------
       Total current assets                              80,913      88,937
                                                        -------     --------

DEFERRED INCOME TAXES                                        831        801

PROPERTY, PLANT, AND EQUIPMENT, NET                       53,841      54,483


OTHER  ASSETS, at cost net of accumulated amortization    33,533      31,244
                                                        --------     -------
                      Total assets                    $  169,118  $  175,465
                                                        ========     ========

                   The accompanying notes are an integral part of
                             these consolidated balance sheets.



                    CIRCON CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1996 AND SEPTEMBER 30,1997

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                  (In thousands, except for share amounts)

                                                               (UNAUDITED)
                                                 December 31,  September 30,
                                                       1996        1997
                                                   ----------  -------------
CURRENT LIABILITIES:
 Current maturities of long-term obligations      $     429   $       370
 Accounts payable                                      6,344         4,913
 Accrued liabilities                                  12,000        12,440
 Customer deposits                                       879           995
                                                   ---------   ------------
          Total current liabilities                   19,652        18,718
                                                   ---------   ------------
NONCURRENT LIABILITIES:
 Long-term obligations                                50,565        55,665
                                                   ---------   ------------

SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
1,000,000 shares authorized, none
 outstanding
Common stock: $0.01 par value
 50,000,000 shares authorized
 13,239,746 and 13,280,476  issued and outstanding
 in 1996 and 1997, respectively                         132            133
 Additional paid-in capital                         104,426        104,837
 Cumulative translation adjustment                     (502)        (1,200)
 Accumulated deficit                                 (5,155)        (2,688)
                                                   ----------    -----------
Total shareholders' equity                           98,901        101,082
                                                   ----------    ----------
Total liabilities and shareholders'
 equity                                          $  169,118      $  175,465
                                                   ==========    ===========
                   The accompanying notes are an integral part of
                              these consolidated balance sheets.


                                                  CIRCON CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended September 30, And Nine Months Ended September 30,

                                                     (In thousands, except per share amounts)


                                                                        Three months ended                                        Ni
                                                                              September 30,

                                                       (UNAUDITED)   (UNAUDITED)  (UNAUDITED) (UNAUDITED)
                                                          1996            1997        1996        1997
                                                     -------------    ----------   ---------  ----------
NET SALES                                            $  38,369       $   41,034    $ 115,393  $  119,882

 Cost of sales                                          17,030           18,777       51,260      54,377
                                                     -------------     ---------   ---------  ----------
GROSS PROFIT                                            21,339           22,257       64,133      65,505


OPERATING EXPENSES:
 Research and development                               3,174             2,658        9,209       8,185
 Selling, general and administrative                   15,808            16,552       48,026      50,748
 Facilities shutdown expense (see note 2)                 500               -          2,629         -
 Reorganization (see note 3)                               -                150           -          150
                                                      ----------        --------   ---------  ----------
  Total operating expenses                              19,482           19,360       59,864      59,083

INCOME FROM OPERATIONS                                   1,857            2,897        4,269       6,422

 USSC Tender Offer (see note 1)                         (3,200)             -         (3,200)        -
 Interest income                                            86               36          347         217
 Interest expense                                       (1,121)          (1,065)      (3,251)     (2,984)
 Other expense, net                                         32               35          (83)        141
                                                      ----------         -------   ---------  ----------
INCOME (LOSS) BEFORE INCOME TAXES                       (2,346)           1,903       (1,918)      3,796


 Provision (benifit) for income taxes                     (821)             667         (757)      1,329
 Non-recurring tax benifit (see note 4)                     -               -         (2,000)        -
                                                      ----------         -------   ---------- ----------
NET INCOME (LOSS)                                     $ (1,525)        $  1,236    $     839   $   2,467
                                                      ==========         =======   ========== ==========

EARNINGS PER SHARE:                                   $  (0.11)        $   0.09    $     0.06  $    0.18
                                                      ==========         =======   ========== ==========
Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding                        13,431          13,680        13,201     13,655
                                                      -----------        -------   ---------- -----------

                                          The accompanying notes are an integral part of
                                                          these consolidated statements.






                   CIRCON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For Nine Months Ended September 30,

                              (In thousands)


                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES                    1996          1997
                                                    --------      --------

 Net income                                    $        839        2,467

 Adjustments to reconcile net
  income  to cash provided by (used in)
  operating activities:

 Depreciation and amortization                         6,364       6,462
 Deferred income taxes                                (2,861)         30


Change in assets and liabilities:
 Accounts receivable                                     546       (5,212)
 Inventories                                          (2,229)      (5,198)
 Prepaid expenses and other assets                      (920)         (79)
 Other assets                                             96          157
 Accounts payable                                     (2,636)      (1,412)
 Accrued liabilities                                   2,171          381
 Customer deposits                                       321          116
                                                    ----------   -----------
Net cash provided by (used in) operating activities  $  1,691  $   (2,288)
                                                    ----------   -----------




                   CIRCON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For Nine Months Ended September 30,

                              (In thousands)

                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES                    1996          1997
                                                    ---------    ----------
 Disposals of marketable securities,                $   4,860        -
 Purchase of marketable securities                        -         (29)
 Purchases of property, plant and equipment            (3,611)   (4,806)
 Purchase of intangible                                    -       (166)
 Cumulative translation adjustment                        149      (698)
                                                     ---------    --------
 Net cash provided by (used in) investing acti           1,398    (5,699)
                                                     ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock                   4,349      412
 Repayments of capital lease obligations                    (60)      -
 Repayments of long-term obligations                    (17,283)      -
 Borrowings under long-term obligations                     -       5,100
 Tax benefit from exercise of stock options               3,307       -
                                                     ----------  ---------
Net cash provided by (used in) financing activities      (9,687)     5,512
                                                      ---------  ----------
Net decrease in cash and temporary
cash investments                                         (6,598)     (2,475)

Cash and temporary cash investments, beginning
 of period                                                17,586      6,234
                                                        ---------  ---------
Cash and temporary cash investments, end of period    $   10,988  $   3,759
                                                        ========   =========
SUPPLEMENTAL DISCLOSURES

 Cash paid for interest                                $   1,861   $  2,921
                                                        ========    ========
 Cash paid for income taxes (net of refunds received)  $     992   $     38
                                                        ========    ========

                           The accompanying notes are an integral part of
                                          these consolidated statements.



                       CIRCON CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997
            (In Thousands except Share Information)

General
-------
          The accompanying condensed consolidated financial statements include the accounts of Circon Corporation (the
Company) and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. It is suggested that these condensed consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's annual report for the year ended December 31, 1996.

           The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or its results of operations.

(1)             USSC Tender Offer
                -----------------
           On August 1, 1996, United States Surgical Corporation ("USSC") through its wholly-owned subsidiary, USS Acquisition
Corp., launched an unsolicited tender offer (the "Offer") for all of the common stock of the Company at a price of $18 per share. The
Board of directors considered the Offer and recommended that stockholders reject it so the Company could continue to pursue its strategic plan. In reaching its conclusion, the Board retained and consulted with Bear Stearns and Company as financial advisors and Wilson, Sonsini, Goodrich & Rosati as legal advisors. In addition, the Company retained The Abernathy/MacGregor Group
Inc. to advise the Company on public relations matters, Corporate Investor Communications, Inc. to assist the Company in connection with communications to stockholders and William M. Mercer
Incorporated to advise the Board of Directors on certain employee matters. In connection with rejecting the Offer, the Company adopted a Stockholders Right Plan and an Employee Retention
Plan, both of which are the subject of a lawsuit brought by USSC against the Company and certain of its officers and directors. In addition, the Company and certain of its directors and officers are also defendants in certain class action lawsuits purportedly brought on behalf of Circon stockholders. On December 16, 1996, USSC reduced the offer to $17 per share and extended the solicitation until February 13, 1997. On February 13, 1997, the offer was again extended to June 16, 1997. On June 19, 1997, USSC modified their tender offer by lowering the price to $14.50 and reducing the number of shares to 973,174 or 7.3% of Circon's total outstanding shares. On July 15, 1997, USSC purchased
973,174 shares at $14.50 per share. On August 5, 1997, USSC launched a new tender offer for all of the common stock of the Company at a price of $16.50 per share. On October 22, 1997, USSC extended the offer of $16.50 per share until November 25, 1997. The Company charged $3,000 in 1996 primarily for expenses related to the Offer and defending the stockholder litigation.

(2)              Facilities Shutdown Expense
                 ----------------------------
           During the second quarter of 1996, the Company announced the planned closure of its Langhorne, Pennsylvania facility. The closure was completed by the end of 1996 and has resulted in reduced operating costs through human resource and facility rationalization. In connection with this plan, the Company recorded a pre-tax charge of $2,629 consisting of $2,174 for employee severance, relocation and out-placement costs and $455 for the cancellation of operating leases, relocation of product and equipment and other facility closure related costs.

(3)              Reorganization
                 ---------------
            During the third quarter of 1997 the Company undertook a cost reduction/income enhancement program to improve operating margins in the second half of 1997 and 1998. As part of this program, the Company eliminated certain domestic sales territories and realigned others. The Company recorded a $150 charge for the payment of employee severance.

(4)              Non-Recurring Tax Benefit
                 -------------------------
             During the second quarter of 1996, Cabot Medical was liquidated and merged into Circon. Prior to the merger, the Cabot net operating loss carryforwards (NOLS) had a valuation allowance since historical data did not support current recognition of the loss carryforwards. With the liquidation, Circon's ability to utilize these NOLS became more probable than not and the Company recognized a non-recurring tax benefit by reducing the valuation allowance by $2,000 in 1996.

(5)              Inventories
                 -----------
              Inventories include costs of materials, labor and manufacturing overhead and are priced at the lower of cost
(first-in, first-out) or market. Inventories at December 31, 1996 and September 30, 1997 consist of the following:

                                            1996        1997
                                         --------     -------
           Raw materials                  $11,995     $12,767
           Work in process                 17,938      20,007
           Finished goods                   5,190       7,547
                                         --------     -------
                                          $35,123     $40,321
                                         ========     =======

(6)                 Long-Term Obligations
                    ---------------------
                      Long-term obligations as of December 31, 1996 and September 30, 1997 consist of the following:
                                               1996          1997
                                             -------      --------
         Revolving credit facility           $46,500       $52,500
         Industrial development authority
         bonds due December 2, 2006            4,435         3,535
         Other                                    59           -
                                             -------       --------
                                              50,994         56,035

         Less: current maturities               (429)          (370)
                                             --------      ---------
                                              $50,565        $55,665
                                             ========      =========

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

           Future principal maturities of the long term obligation are as follows:


                           1998           $    390
                           1999                405
                           2000                430
                           2001             52,950
                           2002                475
                           Thereafter        1,015
                                          ---------
                                           $55,665
                                         ==========

(7)      Litigation
         ----------
           See Discussion of Legal Proceedings in Part II, Item 1.

ITEM 2.         Management's Discussion and Analysis of
                Operations and Financial Condition

                              Three Months Ended September 30, 1997
                       Compared to Three Months Ended September 30, 1996

 Sales
 ------
         Third quarter sales were up 6.9% to $41.0 million compared to $38.4 for the 1996 quarter. Sales by the U.S. sales force totaled $32.4 million, a 8.5% increase over third quarter 1996. Price increases had only a 2% impact on sales, with the rest of the increase due to volume.

         Sales of other domestic medical products were $3.0 million, up 2.9% over the comparable 1996 period. International sales were up 2.8% over prior year.

 Gross Profit
 ------------
         Gross profit for the quarter totaled $22.3 million compared to $21.3 million for the third quarter of 1996. Gross profit percentage of 54.2% of sales for the quarter was down from the comparable
1996 period due to variations in the mix of products sold and several large orders which carried slightly lower prices.

 Operating Expenses
 ------------------
         Operating expenses for the third quarter of 1997 were $19.4 million compared to $19.5 million for third quarter 1996. Third quarter 1997 operating expenses include a $0.2 million charge for reorganization and third quarter 1996 operating expenses included a $0.5 million charge for the shutdown of Cabot Medical's
Langhorne facility. Excluding the extraordinary charges in 1997 and 1996, operating expenses increased only 1.2% even though third quarter sales were up 6.9%. A program to reduce operating and manufacturing overhead expenses was initiated in mid-August 1997.

       Selling, and general and administrative expenses totaled $16.6 million, an increase of 4.7% from the comparable 1996 quarter.
This increase resulted from a 1997 sales incentive program,
increased sales commissions (due to higher sales), and expenses
associated with the new French sales force.   These expenditures
are all focused on improving overall sales performance.

        Research and Development expenditures were $2.7 million, or 6.5% of sales and down from the prior year, even though new product introductions remain at a high level. Consolidating R&D efforts into three centers of excellence, as a result of closing Cabot Medical's Langhorne facility, has resulted in greater efficiency and lower costs.

 Income/EPS
 ----------
        As a result of increased sales and factors discussed above, third quarter operating income was $2.9 million compared to $1.9 million in 1996. In the third quarter of 1997 a $0.2 million charge was recorded for reorganization and in the third quarter of 1996 a $0.5 million charge was recorded for the shutdown of the Cabot Medical, Langhorne facility.

        Income before taxes for the quarter was $1.9 million compared to a $2.3 million loss in the 1996 quarter. A $3.2 million charge for expenses associated with the U.S. Surgical hostile tender offer was included in the 1996 quarter.

        Net income totaled $1.2 million or $0.09 per share for the quarter compared to $1.5 million loss or $(0.11) per share for the 1996 period.

                           Nine Months Ended September 30, 1997
                   Compared to Nine Months Ended September 30, 1996

Sales
-----
        Nine month sales totaled $119.9 million compared to $115.4 million for the same 1996 period. Sales by the U.S. sales force were $91.3 million and international sales totaled $17.7 million compared to $88.1 million and $17.4 million, respectively, for the same 1996 period. Other domestic sales were up 6.5% and Industrial sales were up 29.3%. Price increases accounted for less than 1% of the sales increase.

Gross Profit
------------
        Gross profit for the nine months of 1997 totaled $65.5 million compared to $64.1 million in 1996. Gross profit as a percentage of sales for the nine months was 54.6% of sales, down from 55.6% for 1996. This decrease was due to product mix.

Operating Expenses
------------------
        Total operating expenses for the nine months of 1997 were $59.1 million compared to $59.9 million for 1996. The 1997 period includes a $0.2 million charge for reorganization and the 1996 period includes a $2.6 million charge related to closing Cabot Medical's Langhorne facility.

        Selling, general and administrative expenses were $50.7 million, up 5.7% over prior year. This reflects increased expenses in four areas: the first national sales meeting since the sales force merge in October 1995; expenses associated with the new French direct sales force; increased sales commissions due to higher sales; and a 1997 incentive program. These expenditures are all focused on improving overall sales performance.

        Research and Development expenses were $8.2 million compared to $9.2 million for 1996. Although expenses were down, new product introductions have remained at a high level. This was accomplished by consolidating R&D efforts into three centers of excellence as a result of closing Cabot Medical's Langhorne facility, which resulted in greater efficiency and lower costs.

Income/EPS
----------
        Operating income for the nine months of 1997 totaled $6.4 million compared to $4.3 million for 1996 due to the factors
discussed above.   A $0.2 million charge related to reorganization
was included in the 1997 period and a $2.6 million charge related to closing Cabot Medical's Langhorne facility was included in the 1996 period.

        Net income totaled $2.5 million or $0.18 per share compared to $0.8 million or $0.06 per share for the same 1996 period.


                        Liquidity and Capital Resources

        Circon's financial position remains strong with working capital of $70.2 million. Circon's current ratio is 4.8:1.

        For the year, $5.1 million of increased borrowings was used to finance the net $2.3 million of cash used in operating activities.

        Accounts Receivable has increased $5.2 million due to significant sales occurring in the last month of the 2nd and 3rd quarter 1997, coupled with a higher mix of international customers which have longer payment terms.

        Inventory increased $5.2 million from year-end due to a build in raw materials and work-in-process for new products, and increased stock levels to accommodate increased marketing emphasis on disposable products.

        Circon has a $75.0 million reducing secured revolving credit line with a syndicate of banks. There is currently $52.5 million outstanding. $50.5 million was used to repurchase Cabot notes in January 1996 (see footnote 6).

        The Company believes that cash flow from operations, existing cash and marketable securities and available cash from bank credit facilities are adequate to fund the Company's existing operations for the foreseeable future.


                                  Forward Looking Statements

        See Item 5 regarding forward looking statements in Part II and certain important cautionary statements.PART II

Item 1.   Legal Proceedings.

          On May 28, 1996, two purported stockholders of the Company, Bart Milano and Elizabeth Heaven, commenced an action in the Superior Court of the State of California for the County of Santa Barbara, Case No. 213476, purportedly on behalf of themselves and all others who purchased the Company's common stock between May 2, 1995 and February 1, 1996, against the Company,
Richard A. Auhll, Rudolf R. Schulte, Harold R. Frank, John F.
Blokker, Paul W. Hartloff, Jr., R. Bruce Thompson, Jon D. St. Clair, Frederick A. Miller, David P. Zielinski, Winton L. Berci, Jurgen
Zobel, Trevor Murdoch and Warren G. Wood. That complaint alleged that defendants violated Sections 11 and 15 of the Federal Securities Act of 1933, as amended, Sections 25400-02 and
25500-02 of the California Corporations Code, and Sections
1709-10 of the California Civil Code, by disseminating allegedly false and misleading statements relating to Circon's acquisition of Cabot Medical Corp. by merger and to the combined companies' future financial performance. In general the complaint alleged that defendants knew that synergies from the merger would not be achieved, but misrepresented to the public that they would be achieved, in order to obtain approval for the merger so they would be executives of a much larger corporation. This alleged conduct allegedly had the effect of inflating the Company's stock price. On July 29, 1996, defendants filed demurrers to the complaint on the ground that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On or about August 6, 1996, plaintiffs served their response to defendants' demurrers, stating their intention to file an amended complaint prior to the hearing on defendants' demurrers. On September 20, 1996, plaintiffs voluntarily dismissed Rudolf R. Schulte, Harold R. Frank, John F. Blokker and Paul W. Hartloff, Jr. from the action, without prejudice. On September 30, 1996, plaintiffs, joined by a third purported stockholder of the Company, Adam Zetter, filed a first amended complaint against the remaining defendants. Plaintiffs' amended complaint is substantially similar to the original complaint, but adds a new purported cause of action under the unfair business practices provisions of the California Business & Professions Code, Sections 17200, et seq. and 17500, et seq. Like the original complaint, the amended complaint seeks compensatory and/or punitive damages, attorneys fees and costs, and any other relief (including injunctive relief) deemed proper. On December 2, 1996, defendants filed demurrers to the amended complaint again on the grounds that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On April 17, 1997, a hearing was held regarding the defendants demurrers to the first amended complaint.
By order dated May 28, 1997, the Superior Court overruled the defendant's demurrers to the amended complaint and dissolved the stay of discovery. The parties are now engaged in discovery proceedings. The Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuit.

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

            On September 17, 1996, an action captioned U.S. Surgical Corporation v. Auhll, et al., No. 15223NC was filed in the Court of Chancery of the State of Delaware. The complaint in this action also alleges that Circon and certain of its officers and directors breached their fiduciary duties to Circon's stockholders by taking steps to resist U.S. Surgical's hostile tender offer. The Company and its officers and directors filed an answer to the complaint on November 12, 1996. On or about October 28, 1997, U.S. Surgical filed an Amended and Supplemental Complaint (the "Amended Complaint"). The Amended Complaint repeats the allegations in U.S. Surgical's September 17, 1996 complaint and adds new allegations regarding the supposed breaches of fiduciary duties by certain officers and directors of Circon since the filing of the September 17, 1996 complaint. The Company believes plaintiff's allegations to be without merit and intends to vigorously defend the lawsuit.


Item 5.          Other Information

                   Additional Cautionary Statements

            No Assurance of Cost Savings or Revenue/Earnings Growth as provided in the Company's Strategic Plan.

            Circon has implemented the initial phases of a comprehensive strategic plan to maximize value for shareholders that includes cost cutting and revenue/earnings growth components. Implementation and achievement of the strategic plan is critical to the success of the Company and the achievement of its corporate goals. Although the strategic plan has already begun to yield positive results, there can be no assurance that this trend will continue or that the strategic plan will result in creating significant value for shareholders. The failure of the Company to achieve cost and expense reductions in accordance with the strategic plan, or the occurrence of unforeseen expenses, could adversely affect the Company's ability to achieve the goals set forth in the strategic plan. Cost cutting measures include the elimination of certain personnel, the decision to not fill several open positions, the reduction in quantities of samples provided to the sales force, and the reduction of salaries for certain senior executives. There can be no assurance that such cost cutting will not have an adverse effect on the Company's operations. The sales force has gone through a significant reorganization since the merger with Cabot Medical in 1995 and has not yet demonstrated the productivity required to achieve the goals of the strategic plan.
In addition, the strategic plan provides for revenues/earnings growth which is contingent in large part on the success of both the sales force and the Company's new products, some of which have not yet been introduced to the marketplace. The failure of the sales force to achieve targeted results or of the Company's new products to be accepted in the market may have a material adverse effect on the Company's financial results and its ability to meet the goals established in the strategic plan.

            Disruptive Effect of Hostile Tender Offer

            On August 2, 1996, a subsidiary of United States Surgical Corporation ("USSC") initiated an unsolicited offer to purchase all outstanding shares of the Company's Common Stock. This tender offer has had, and may continue to have, various adverse effects on the Company's business and results of operations, including the increased susceptibility of key employees of the Company to employment offers by other companies, the risk of negative reactions among distributors, suppliers or customers to the prospect of such a change in control of the Company, the distraction of management and other key employees and the fees and other expenses of financial, legal and other advisors to the Company in responding to the tender offer and related law suits.

            On October 6, 1997, two individuals who were nominated by USSC to serve on the Circon Board were elected by the shareholders of the Corporation. A precatory resolution sponsored by USSC calling for the Board of Circon to arrange for the prompt sale of the Company was also approved by the shareholders. In addition, USSC filed a lawsuit in the State of Delaware which, among other things, seeks to force the Board to redeem the Shareholder Rights Plan and have the Employee Retention Plans nullified. No assurance can be given that these actions will not exacerbate one or more of the potential adverse effects mentioned above.

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

            Uncertainties within the Healthcare Markets

             Political, economic and regulatory influences are subjecting the healthcare industry in the United States to rapid, continuing and fundamental change. Although Congress has not passed comprehensive health care reform legislation to date, Circon anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, healthcare providers (including customers of Circon) have demanded, and in many cases received, reduced prices on medical devices. These customers are expected to continue to demand lower prices in the future. Circon cannot predict what impact the adoption of any federal or state healthcare reform measures, private sector reform or market forces may have on its business. However, pricing pressure is expected to continue to adversely affect profit margins.

             Product Liability Risk

             Circon's products involve a risk of product liability. Although Circon maintains product liability insurance at coverage levels which it believes are adequate, there is no assurance that, if the Company were to incur substantial liability for product liability claims, insurance would provide adequate coverage against such liability.

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

Item 6.          Exhibits and Reports on Form 8-K.

            (a)     Exhibit Index

                      3.2A   Bylaws of Circon Corporation, as amended.

            (b) The Company filed no reports on Form 8-K in the Third Quarter of 1997 with the Securities and Exchange Commission.



                            AMENDED

                             BYLAWS

                               OF

                      CIRCON CORPORATION

                    (A DELAWARE CORPORATION)


                              AMENDED
                              BYLAWS
                                OF
                       CIRCON CORPORATION

                     (a Delaware corporation)

                           ARTICLE I
                    NAME; EXECUTIVE OFFICES


1.1      Name of Corporation
         -------------------
         The name of this corporation is CIRCON CORPORATION.

1.2      Principal Office
         ----------------
         The Board of Directors shall designate the location of the principal office of the Corporation, which may be at any place within or without the State of Delaware. The registered office of the corporation shall remain, unless and until changed as provided for in
Section 133 of the General Corporation Law of the State of Delaware, as stated in the Certificate of Incorporation. If the principal executive office is located outside of Delaware, and if the Corporation has one or more business offices in California, then the Board of Directors shall designate a principal business office in the State of California.

1.3      Additional Offices
         ------------------
          The Board of Directors may establish such branch or subordinate offices from time to time at such locations as it determines to be appropriate.


                           ARTICLE II
                  MEETINGS OF THE STOCKHOLDERS


2.1        Place of Meeting
           ----------------
           All meetings of the stockholders of this Corporation shall be held at the principal office of the Corporation or at such other place as may be designated from time to time by the Board of Directors or as may be consented to in writing by all of the persons entitled to vote who were not present at the meeting.

2.2        Annual Meetings
           ---------------
           The annual meeting of the stockholders shall be held each year on such date and at such time and place as may be determined by the Board of Directors. At each annual meeting the stockholders shall elect a Board of Directors, consider reports of the affairs of the Corporation, and transact such other business as may properly be brought before the meeting.

2.3        Special Meetings
           ----------------
           Special meetings of the stockholders may be called only by the Board of Directors of the Corporation pursuant to a resolution adopted by a majority of the total number of directors (whether or not there exist any vacancies in previously authorized directorships at the time any such resolution is presented to the Board for adoption), for the purpose of taking any action permitted to be taken by the stockholders under the Delaware General Corporation
Law and the Certification of Incorporation.

2.4        Notice of Meetings
           ------------------
           2.4.1 Notice of Stockholder Business. At an annual or special meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before a meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) brought before the meeting by or at the direction of the Board of Directors, (c) properly brought before an annual meeting by a stockholder or (d) if, and only if, the notice of a special meeting provides for business to be brought before the meeting by stockholders, properly brought before the meeting by a stockholder. For business to be properly brought before a meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. Timely notice shall also be given of any stockholder's intention to cumulate votes in the election of directors at a meeting. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than thirty-five (35) days prior to the meeting; provided however, that in the event less than forty-five (45) days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the tenth day following the day on which such notice of the date of the meeting was mailed or such disclosure was made. A stockholder's notice to Secretary shall set for as to each matter the stockholder proposes to bring before the meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business, (c) the class and number of shares of the Corporation which are beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business. Notwithstanding anything in the Bylaws to the contrary, no business shall be conducted at a meeting except in accordance with the procedures set forth in this
Section 2.4.1. The Chairman of a meeting shall, if the facts warrant, determine that the business was not properly brought before the meeting and in accordance with the provisions of this Section 2.4.1, and if he or she should so determine, he or she shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

           2.4.2 Time of Notice. Notice of meetings, annual or special, shall be given in writing to each stockholder entitled to vote thereat by the Secretary or an Assistant Secretary, or if there be no such officers, by the Chairman of the Board or the President, or in the case of neglect or refusal, by any director then in office, not less than ten (10) nor more than sixty (60) days before the date of the meeting. If notice is mailed, it shall be deemed to have been given to the person entitled to such notice when placed in the mail in accordance with Section 2.4.3, below.

         2.4.3 Procedure for Giving Notice. Written notice of the meeting shall be given either personally or by first class mail or telegraphic or other means of written communication, charges prepaid, addressed to the stockholder at the address of the stockholder to the Corporation for the purpose of notice. If no such address for notice appears on the Corporation's books or has not been given, notice shall be deemed to have been given if sent to the stockholder in care of the Corporation's principal executive office or if published at least once in a newspaper of general circulation in the county in which the principal executive office of the Corporation is located. The giving of notice as provided by these Bylaws may be omitted only to the extent and in the manner expressly permitted by the Delaware General Corporation Law.

            2.4.4 Contents of Notice. Notice of any meeting of stockholders shall specify:
                      A.       The place, the date and the hour of the meeting;
                      B. Those matters which the Board, at the time of the mailing of the notice, intends to present for action by the stockholders;
                      C. If directors are to be elected, the names of nominees whom, at the time of the notice, management intends to present for election;
                      D. With respect to special meetings, the purpose or purposes for which the meeting is called. In addition, such notice of a special meeting shall also include, information regarding the general nature of any proposal to take action with respect to the approval of (i) a contract or other transaction with an interested director, (ii) an amendment of the Certificate of Incorporation,
(iii) the reorganization of the Corporation within the meaning of the Delaware General Corporation Law, (iv) the voluntary dissolution of the Corporation, or (v) a distribution in dissolution other than in accordance with the rights of any outstanding preferred shares;
and
                      E. Such other matters, if any, as may be expressly required by the Delaware General Corporation Law.

         2.4.5 Waiver of Notice of Meetings. The transactions of any meeting of stockholders, however called and noticed, shall be as valid as action taken at a meeting duly held after regular call and notice if a quorum is present either in person or by proxy, and if, either before or after the meeting, each of the persons entitled to vote, but who are not present in person or by proxy, signs a written waiver of notice or a consent to the holding of the meeting or an approval of the minutes thereof. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting. A waiver of notice of a consent to the holding of any meeting of stockholders need not specify the business transacted at or the purpose of any regular or special meeting, other than any proposal approved or to be approved at such meeting, the general nature of which was required by Paragraph D of Section 2.4.4 of these Bylaws to be stated in the notice thereof.

2.5         Quorum Requirements
            --------------------
            The holders of a majority of the shares entitled to vote, represented in person or by proxy, shall be requisite and shall constitute a quorum at all meetings of the stockholders for the transaction of business, unless a different number is required by the Certificate of Incorporation. The stockholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the share required to constitute a quorum.

2.6      Adjourned Meetings
         ------------------
         2.6.1 Lack of Quorum. If a quorum shall not be present or represented at any meeting of the stockholders, the meeting may be adjourned from time to time by the majority vote of the shares entitled to vote who are present in person or by proxy, until the requisite number of voting shares shall be present.

         2.6.2 Notice of Adjourned Meeting. When a meeting is adjourned for more than thirty (30) days or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given in accordance with the provisions of Section 2.4 of these Bylaws.
Save as aforesaid, it shall not be necessary to give any notice of the adjourned meeting, other than by announcement of the time and place thereof at the meeting at which the adjournment is taken, and the Corporation may transact at the adjourned meeting any business which might have been transacted at the original meeting.

2.7      Voting Rights; Cumulative Voting

        2.7.1 General Voting Rights. Subject to Sections 217 and 218 of the General Corporation Law of Delaware, only persons in whose names shares entitled to vote stand on the share records of the Corporation on the record date shall be entitled to vote at meetings of the stockholders. Except as otherwise provided in the Corporation's Certification of Incorporation or in any Certificate of Designation filed on behalf of the Corporation, every stockholder entitled to vote shall be entitled to one vote for each share held of record, and the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on any matter shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by the General Corporation Law of Delaware or by the Certificate of Incorporation.

       2.7.2 Voice Voting; Written Ballots. All voting at meetings of the stockholders, including on the election of directors by excepting where otherwise required by law, may be by voice vote or by ballot; provided, however, that voting must be by written ballot if voting by ballot is requested by any stockholder entitled to vote, or his or her proxy, before the voting has commenced.

       2.7.3 Cumulative Voting. Every stockholder entitled to vote in any election of directors of this corporation may cumulate such stockholder's votes and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which the stockholder's shares are otherwise entitled, or distribute the stockholder's votes on the same principal among as many candidates as such stockholder thinks fit. No stockholder, however, may cumulate such stockholder's votes for one or more candidates unless (a) the names of such candidates have been properly placed in nomination, in accordance with these Bylaws, prior to the voting,
(b) the stockholder has given advance notice to the Corporation of the intention to cumulate votes pursuant to Section 2.4.1 of these Bylaws, and (c) the stockholder has given prior notice to the other stockholders at the meeting, prior to voting, of such stockholder's intention to cumulate such stockholder's votes. If any one stockholder has given proper notice, all stockholders may cumulate their votes for any candidates who have been properly placed in nomination. The candidates receiving the highest number of votes of the shares entitled to be voted for them up to the number of directors to be elected by such shares shall be declared elected.

2.8        Voting by Proxy
           ---------------
           2.8.1 Form and Use of Proxies. Every stockholder entitled to vote, or to execute consents, may do so either in person, by telegram, or by written proxy executed in accordance with the provisions of the Delaware General Corporation Law and filed with the Secretary or an Assistant Secretary of the Corporation.

          2.8.2 Validity of Proxies. The validity of a proxy tendered on behalf of a stockholder, and any revocation thereof, shall be determined in accordance with the provisions of Section 8-212 of the Delaware General Corporation Law.

2.9      Inspectors of Election
           In advance of any meeting of stockholders, the Board of Directors may appoint any persons other than nominees for office to act as Inspectors of Election at such meeting or any adjournment thereof. If no Inspectors of Election are appointed or if an appointment is vacated by an Inspector who fails to appear or fails or refuses to act, the Chairman of any such meeting may, and on the request of any stockholder or his proxy shall, make such appointment or fill such vacancy at the meeting.

2.10        Stockholder Action Without a Meeting
            --------------------------------------
             2.10.1 Written Consents. Unless otherwise provided in the Certificate of Incorporation, any action which may be taken at any annual or special meeting of the stockholders, other than the election of directors, may be taken without a meeting and without prior notice of a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all stockholders entitled to vote thereon were present and voted.

             2.10.2 Notice of Written Consent. Unless the consents of all stockholders entitled to vote have been solicited in writing, prompt notice of any corporate action approved by stockholders without a meeting by less than unanimous written consent shall be given to those stockholders entitled to vote who have not consented in writing; should any such action be taken by less than unanimous written consent with respect to (i) a contract or other transaction with an interested director, (ii) the indemnification of any present or former agent of the Corporation within the meaning of Section 8-145 of the Delaware General Corporation Law, (iii) any reorganization within the meaning of the Delaware General
Corporation Law, or (iv) a distribution in dissolution other than in accordance with the rights of any outstanding preferred shares, then such notice shall be given at least ten (10) days before the consummation of such action.

          2.10.3 Election of Directors by Written Consent. Directors may not be elected without an annual meeting unless a consent in writing, setting forth the action so taken, is signed by all of the persons who would be entitled to vote for the election of directors.


                          ARTICLE III
                  DIRECTORS OF THE CORPORATION


3.1        Powers of Directors
           -------------------
           The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors. In addition to the powers and authority expressly conferred upon them by the Certificate of Incorporation, the Bylaws, or the Delaware General Corporation Law, the directors are hereby empowered to exercise all such corporate powers and do all acts and things as may be exercised or done by the Corporation, including, without limiting the generality of the foregoing, the unqualified power:
           A. To declare dividends from time to time in accordance with law;
           B. To purchase or otherwise acquire any property, rights or privileges on such terms as it shall determine;
           C. To authorize the creation, making and issuance, in such form as it may determine, of written obligation of every kind, negotiable or on-negotiable, secured or unsecured, and to do all things necessary in connection therewith;
           D. To remove any officer of the Corporation with or without cause, and from time to time to devolve the powers and duties of any officer upon any other person for the time being;
           E. To confer upon any officer of the Corporation the power to appoint, remove and suspend subordinate officers, employees and agents;
           F. To adopt from time to time such stock, option, stock purchase, bonus or other compensation plans for directors, officers, employees and agents of the Corporation and its subsidiaries as it may determine;
           G. To adopt from time to time such insurance, retirement, and other benefit plans for directors, officers, employees and agents of the Corporation and its subsidiaries as it may determine; and
           H. To adopt from time to time regulations, not inconsistent with these Bylaws, for the management of the Corporation's business and affairs.

3.2        Nomination of Director Candidates
           -----------------------------------
           Subject to the rights of holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation, nominations for the election of directors may be made by the Board of Directors or a proxy committee appointed by the Board of Directors or by any stockholder entitled to vote in the election of directors generally. However, any stockholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only of timely notice of such stockholder's intent to make such nomination or nominations has been given in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal execute offices of the Corporation not fewer than ninety (90) days prior to the meeting; provided, however, that in the event that less than one hundred (100) days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received no later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Each such notice shall set forth:
(a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated;
(b) a representation that the stockholder is a holder of record stock of the Corporation entitled to vote for the election of directors on the date of such notice and such stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, the Board of Directors; and (e) the consent of each nominee to serve as a director of the Corporation if so elected.

           In the event that a person is validly designated as a nominee in accordance with this Section 3.2 and shall thereafter become unable or unwilling to stand for election to the Board of Directors or the stockholder who proposed such nominee upon delivery, not fewer than five days prior to the date of the meeting for the election of such nominee of a written notice to the Secretary setting forth such information regarding such substitute nominee as would have been required to be delivered to the Secretary pursuant to this Section 3.2 had such substitute nominee been initially proposed as nominee. Such notice shall include a signed consent to serve as a director of the Corporation, if elected, of each such substitute nominee.

           If the chairman of the meeting for the election of directors determines that a nomination of any candidate for election as a director at such meeting was not made in accordance with the applicable provision of this Section 3.2, such nomination shall be void; provided, however, that nothing in this Section 3.2 shall be deemed to limit any voting rights upon the occurrence of dividend arrearages provided to holders of Preferred Stock pursuant to the Preferred Stock designation for any series of Preferred Stock.

3.3        Number
           ------
           The authorized number of directors of the Corporation shall initially be five (5) and thereafter, shall be fixed from time to time exclusively by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time any such resolution is presented to the Board for adoption).

3.4       Election of Directors; Term
          ---------------------------
          3.4.1 Term of Office. The directors shall be elected at each annual meeting of the stockholders to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy or a newly created directorship, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.

         3.4.2 Reduction in Number of Directors. No reduction in the authorize number of directors shall have the effect of removing any director prior to the expiration of that director's term of office.

3.5      Resignation and Removal of Directors
         -------------------------------------
         3.5.1 Resignation. Any director may resign by giving written notice of resignation to the Chairman of the Board, if any, or to the President, the Secretary or the Board of Directors.

         3.5.2 Removal. Subject to the rights of the holders of any series of Preferred Stock then outstanding and unless otherwise restricted by statute, the Certificate of Incorporation or these Bylaws, any director, or the entire Board of Directors, may be removed from office at any time, with or without cause, only by the affirmative vote of the holders of at least a majority of the voting power of all of the then outstanding share of capital stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class; provided, however, that so long as stockholders of the Corporation are entitled to cumulative voting, if less than the entire board is to be removed, no director may be removed without cause if the votes cast against his or her removal would be sufficient to elect that director if then cumulatively voted at one election of the entire Board of Directors.

3.6        Vacancies and Newly Created Directorships
           ------------------------------------------
           Subject to the rights of the holders of any Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filled only by a majority vote of the directors then in office though less than a quorum.

3.7       Meetings of the Board of Directors
          ----------------------------------
           3.7.1 Place of Meeting. Meetings of the Board of Directors shall be held at the principal executive office of the Corporation, or at such other place as may be designated from time to time by resolution of the Board of Directors. Any meeting, wherever held, shall be valid if held with the written consent of all members of the Board of Directors, given either before or after the meeting and filed with the Secretary or an Assistant Secretary of the Corporation for insertion into the Corporation's minute book.

          3.7.2 Annual Meetings. An annual meeting of the Board of Directors shall be held within 30 days following the adjournment of the annual stockholders meeting for the purpose of organizing the Board, electing any officers desired to be elected and transacting such other business as may properly come before the meeting.

          3.7.3 Other Regular Meetings. Other regular meetings of the Board of Directors shall be held without call at such time as may be designated from time to time by resolution of the Board of Directors. No notice need be given of such regular meetings.

           3.7.4  Special Meetings; Notices.
                     A. Special meetings of the Board of Directors may be called for any purpose at any time by the Chairman of the Board, the President, or by a majority of the directors then in office (rounded up to the nearest whole number.)
                     B. Notice of the time and place of special meetings shall be delivered or communicated personally to each director by telephone, or by telegraph or mail, charges prepaid, addressed to each director at the address of that director as it is shown upon the records of the Corporation, or if such address is not readily ascertainable, at the place in which the meetings of the directors are regularly held. Notice by mail shall be deposited in the United
States mail at least four (4) days prior to the scheduled time of the meeting, and notice by telegraph shall be delivered to the telegraph company at least forty-eight (48) hours prior to the scheduled time of the meeting. Should notice be delivered personally or by telephone, it shall be so delivered at least forty-eight (48) hours prior to the scheduled time of the meeting. Notice given by mail, telegraph or by delivery in person within the time provided by this Section shall be due, legal and personal notice to a director. Any oral notice given within the time provided by this Section shall be due, legal and personal notice if communicated to a person at the office of the director for whom intended in the reasonable belief that such person will promptly communicate such notice to that director.

           3.7.5 Conference Telephone Meetings. Any meeting, regular or special, may be held by conference telephone or similar communications equipment as long as all directors participating in the meeting can hear one another, and any such participation shall constitute presence at the meeting.

           3.7.6 Waiver of Notice. The transactions of any meeting of the Board of Directors, however called and noticed or wherever held, shall be as valid as action taken at a meeting regularly called and noticed if all the directors are present and sign a consent thereto on the records of such meeting, or if a majority of the directors are present and each of those not present, either before or after the meeting, signs a written waiver of notice, or a consent to holding the meeting, or an approval of the minutes thereof. All such waivers, consent, or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

           3.7.7 Quorum Requirements. A majority of the authorized number of directors shall be necessary to constitute a quorum for the transaction of business (other than to adjourn) and the action of a majority of the directors present at a meeting duly held at which a quorum is present shall be valid as the act of the Board of Directors unless a greater number is required by the Certificate of Incorporation, these Bylaws, or the Delaware General Corporation
Law. A meeting at which a quorum initially is present may continue to transact business, notwithstanding the withdrawal of one or more directors, if any action taken is approved by at least a majority of the required quorum for that meeting.

           3.7.8 Adjourned Meetings. A majority of the directors present, whether or not a quorum, may adjourn from time to time by fixing a new time and place prior to taking adjournment, but if any meeting is adjourned for more than twenty-four (24) hours, notice of any adjournment to another time or place shall be given prior to reconvening of the adjournment to another time or place shall be given prior to reconvening of the adjourned meeting to any directors not present at the time the adjournment was taken.

3.8       Director Action Without a Meeting
          ---------------------------------
          Any action required or permitted to be taken by the Board of Directors may be taken without a meeting, if all members of the Board shall individually or collectively consent in writing to that action. Each such written consent shall be filed with the minutes of the proceedings of the Board, and shall have the same force and effect as a unanimous vote of the directors.

3.9        Committees of Directors
           -----------------------
           3.9.1 Appointment of Committees. The Board of Directors, by resolutions adopted by a majority of the authorized number of directors, may establish one or more committees, including an Executive Committee, each consisting of two or more directors, to serve at the pleasure of the Board, and may designate one or more alternate directors to replace any absent committee members at any meeting of a committee. The Board of Directors may delegate to any such committee any of the powers and authority of the Board of Directors in the business and affairs of the Corporation, except those powers specifically reserved to the Board of Directors by the provisions of Section 8-141 of the Delaware General
Corporate Law.

          3.9.2 Meetings and Actions of Committees. Meetings of committees shall be held and actions of committees shall be taken in the same manner as is provided by these Bylaws for meetings of directors, except that the time of regular meetings of committees may be determined either by resolution of the Board of Directors or by the members of the committee. Alternate committee members shall be entitled to attend all committee meetings and to receive notice of special meetings of the committee. The Board of Directors may adopt rules for the governing of any committee not inconsistent with the provisions of these Bylaws.


                           ARTICLE IV
                  OFFICERS OF THE CORPORATION


4.1        Principal Officers
           ------------------
           The principal officers of the Corporation shall be a President, a Secretary and a Treasurer. At the discretion of the Board of Directors, the Corporation may also have a Chairman of the Board, Vice Chairman, one or more Vice Presidents, and such subordinate officers as may be appointed pursuant to Section 4.3 of these Bylaws.

4.2        Election; Qualification and Tenure
           ----------------------------------
           4.2.1 Election of Officers. After their election, the Board of Directors shall meet and organize by electing a President, a Secretary and a Treasurer, who may be, but need not be, members of the Board of Directors, and such additional officers provided by these Bylaws as the Board of Directors shall determine to be appropriate. Any two or more offices may be held by the same person.

           4.2.2 Term of Employment. Each officer of this Corporation shall serve at the pleasure of the Board of Directors, subject, however, to the rights of an officer under any contract of employment with the Corporation.

4.3        Subordinate Officers
           --------------------
           Subordinate officers, including Assistant Secretaries and Assistant Treasurers, and such other officers or agents as the business of the Corporation may require, may from time to time be appointed by the Board of Directors, the President, or by any officer empowered to do so by the Board of Directors, and shall have such authority and shall perform such duties as are provided in the Bylaws or as the Board of Directors of the President may from time to time determine.

4.4        Resignation and Removal of Officers
           -----------------------------------
           4.4.1 Removal. Any officer may be removed, either with or without cause, by a majority of the directors at the time in office, at any regular or special meeting of the Board, or, except in the case of an officer appointed by the Board of Directors, by any officer upon whom the power of removal has been conferred by the Board of Directors.

           4.4.2 Resignation. Any officer may resign at any time by giving written notice to the Board of Directors or to the President, or to the Secretary or an Assistant Secretary of the Corporation.
Any such resignation shall take effect upon receipt of such notice or at any later time specified therein, and unless otherwise specified in the notice, the acceptance of such resignation shall not be necessary to make it effective.

           4.4.3 Contractual Obligations. The resignation or removal of an officer shall not prejudice the rights of the Corporation or of the officer under any contract of employment between the officer and the Corporation.

4.5        Vacancies in Offices
           --------------------
           Any vacancy in an office occurring because of death, resignation, removal, disqualification or any other cause may be filled by the Board of Directors at any regular or special meeting of the Board, or in such manner as may otherwise be prescribed in the Bylaws for regular appointment to the vacant office.

4.6        Responsibilities of Officers
           ----------------------------
           4.6.1 Chairman of the Board. The Chairman of the Board, if there be one shall, when present, preside at all meetings of the Board of Directors and shall have such other powers and duties as from time to time shall be prescribed by the Board of Directors.

           4.6.2 Vice Chairman. In the absence of the Chairman, the Vice Chairman, if there be one shall preside at all meetings of the Board of Directors and shall have such other power and duties as the Chairman or as may otherwise be prescribed from time to time by the Board of Directors.

           4.6.3 President. The President shall be the general manager of the Corporation and, subject to the control of the Board of Directors, shall have general supervision, direction and control of the business and the officers of the Corporation. In the absence of the Chairman of the Board, or if there be none, the President shall preside at all meetings of the stockholders and at all meetings of the Board of Directors. The President shall have the general powers and duties as may be prescribed by the Board of Directors or the Bylaws.

          4.6.4 Vice-Presidents. In the absence or the disability of the President, the Vice-Presidents, in order of their rank as fixed by the Board of Directors, or if not ranked, the Vice-President designated by the President, shall perform the duties and exercise the powers of the President and when so acting shall have all of the powers of and shall be subject to all of the restrictions upon the President.
The Vice-Presidents shall perform such other duties and have such other powers as the , the Chairman of the Board or the President shall prescribe.

          4.6.5 Secretary. The Secretary shall have such powers and shall perform such duties as may be prescribed by the Board of Directors, the Chairman of the Board or the President and shall, in addition:
                      A. Keep, or cause to be kept, at the principal executive office or such other place as the Board of Directors may order, a book of all minutes of all of the proceedings of its stockholders and the Board of Directors and committees of the Board, with the time and place of holding of meetings, whether regular or special, and if special, how authorized, the notice thereof given, the names of those present at directors' meetings, the number of shares present or represented at stockholders' meetings, and the proceedings thereof;
                      B. Keep, or cause to be kept, at the principal executive office or at the office of the Corporation's transfer agent, a share register or a duplicate share register, showing classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation;
                      C. Give, or cause to be given, notice of all the meetings of the stockholders and of the Board of Directors required by the Bylaws or by law to be given; and
                       D. Keep the seal of the Corporation if one be adopted, and affix the seal to all documents requiring a seal.

           4.6.6 Assistant Secretary. The Assistant Secretary, if provided for and appointed, shall have all the same rights, duties. powers and privileges as the Secretary and may act in the place and stead of the Secretary whenever necessary or desirable.

           4.6.7 Treasurer (Chief Financial Officer). The Treasurer shall have such powers and perform such duties as may be prescribed by the Board of Directors, the Chairman of the Board or the President and shall, in addition:
                      A. Keep and maintain or cause to be kept and maintained, adequate and correct accounts of the properties and business transactions of the Corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capitol, surplus and shares;
                      B. Deposit all moneys and other valuables in the name and to the credit of the Corporation with such depositories as may be designated by the Board of Directors; and
                       C. Disperse the funds of the Corporation as may be ordered by the Board of Directors, and render to the President and the directors, whenever they so request, an account of all transactions as Treasurer and of the financial condition of the Corporation.


                           ARTICLE V
                 COMPENSATION; INDEMNIFICATION

5.1        Directors' Fees and Expenses
           ----------------------------
           5.1.1 Compensation. Directors and committee members may receive such compensation, if any, for their services, and may be reimbursed for expenses incurred by them on behalf of the Corporation, in the manner and to the extent provided in resolutions duly adopted by the Board of Directors.

           5.1.2 Officer Compensation. This Section 5.1 shall not preclude any director from also serving as an officer, employee or agent of the Corporation and receiving compensation from the Corporation for such services.

5.2        Compensation of Officers
           ------------------------
           The compensation of the officers of the Corporation shall be fixed from time to time by the Board of Directors or by the Chairman of the Board, subject to any rights of the officer pursuant to any employment contract between that officer and the Corporation.

5.3        Indemnification of Agents
           --------------------------
           5.3.1 Right to Indemnification. Each person who was or is made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative ("proceeding"), by reason of the fact that he or she or a person of whom he or she is the legal representative, is or was a director, officer or employee of the Corporation of is or was serving at their request of the Corporation as a director, officer or employee of another corporation, or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director, officer or employee or in any other capacity while serving as a director, officer or employee, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by Delaware Law, as the same exists or may hereafter by amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than that Law permitted the Corporation to provide prior to such amendment) against all expenses, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties, amounts paid or to be paid in settlement and amounts expended in seeking indemnification granted to such person under applicable law, this Bylaw or any agreement with the Corporation) reasonably incurred or suggested by such person in connection therewith and such indemnification shall continue as to a person who has ceased to be a director, officer or employee and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except as provided in Section 5.3.2 of this Article V, the Corporation shall indemnify and such person seeking indemnity in connection with an action, suit or proceeding (or part thereof) initiated by such person only of such action, suit or proceeding
(or part thereof) was authorized by the Board of Directors of the Corporation. Such right shall be a contract right, shall attach even if such indemnification would otherwise be discretionary under Delaware Law, and shall include the right to be paid, by the Corporation, expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that if the Delaware General Corporation Law then so requires, the payment of such expenses incurred by a director or officer of the Corporation in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director of officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of such proceeding, shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such director of officer, to repay all amounts so advanced if it should be determined ultimately that such director or officer is not entitled to be indemnified under this Section or otherwise.

           5.3.2  Right of Claimant to Bring Suit.  If a claim under
Section 5.3.1 is not paid in full by the Corporation within twenty
(20) days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if such suit is not frivolous or brought in bad faith, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any, has been tendered to this Corporation) That the claimant has not met the standards of conduct which make it permissible under the Delaware General Corporation Law for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation.
Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that claimant has not met the applicable standard of conduct.

           5.3.3 Non-Exclusivity of Rights. The rights conferred on any person in Section 5.3.1 and 5.3.2 shall not be exclusive of any other right which such persons may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, Bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

           5.3.4 Indemnification Contracts. The Board of Directors is authorized to enter into a contract with any director, officer, employee or agent of the Corporation, or any person serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including employee benefit plans, providing for indemnification rights equivalent to or, if the Board of Directors so determines, greater than those provided for in this Article V.

           5.3.5 Insurance. The Corporation shall maintain insurance to the extent reasonably available, at its expense, to protect itself and any such director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

           5.3.6 Effect of Amendment. Any amendment, repeal or modification of any provision of this Article V by the stockholders and the directors of the Corporation shall not adversely affect any right or protection of a director or officer of the Corporation existing at the time of such amendment, repeal or modification.

                           ARTICLE VI
                 CORPORATE RECORDS AND REPORTS


6.1        Corporate Records
           -----------------
           The Corporation shall keep and maintain all of the books and records required by this Section 6.1.

            6.1.1 Record of Stockholders. A record of the Corporation's stockholders, both Common and Preferred, giving the names and addresses of all stockholders and the number and class of stock held by each of them, shall be kept at the Corporation's principal executive office, or at the office of its transfer agent or registrar if one be appointed. The records of the Corporation's stockholders shall be open to the stockholders for inspection in the manner and to the extent provided by Section 8-220 of the Delaware General
Corporation Law.

           6.1.2 Corporate Bylaws. The original or a copy of these Bylaws, as amended to date, shall be kept at the principal executive office of the Corporation, and shall be open to inspection by the stockholders at any reasonable time during regular business hours. If the Corporation has no principal executive or business office in Delaware, the Secretary shall furnish a copy of the Bylaws, as amended to date, to any stockholder who makes a written request to inspect the Bylaws.

           6.1.3 Minutes and Accounting Records. Accounting books and records of the business and properties of the Corporation, and minutes of the proceedings of its stockholders, the Board of Directors and its committees shall be kept at the principal executive office of the Corporation or at such other location as may be fixed by the Board of Directors from time to time. All such minutes, accounting books and records shall be open to inspection upon the written request of a stockholder at any reasonable time during regular business hours for a purpose reasonably related to the interests of the requesting stockholder.

6.2        Inspection of Books and Records
           --------------------------------
            6.2.1 Inspection by Directors and Stockholders. Every director and stockholder shall have the right to inspect all books, records and documents of the Corporation and each of its subsidiaries, and to inspect their respective properties, in the manner and to the extent provided by the Delaware General
Corporation Law.

           6.2.2 Exercise of Inspection Right. Stockholders and directors may exercise their right of inspection either in person or by an agent or attorney acting on their behalf. The right to inspect any records or books of the Corporation shall include also the right to copy and make extracts of such books and records.

6.3        Financial Statements
           --------------------
           6.3.1 Right to Obtain Financial Statement. Upon the written request of any one or more stockholders holding at least five percent (5%) of the outstanding shares of any class of its stock, the Corporation shall furnish a financial statement for the Corporation's most recent fiscal year ended more than one hundred and twenty
(120) days prior to the date of the request, and for the most recent interim quarterly or semi-annual period ended more than thirty (30) days prior to the date of the request. The Treasurer shall cause the requested financial statements to be prepared, if not previously prepared, and delivered to any requesting stockholder entitled to do so within thirty (30) days after receipt of any such request. Upon the written request of any stockholder, the Corporation shall furnish to the requesting stockholder a copy of the most recent annual, semi-annual or quarterly financial statement that the Corporation has prepared.

           6.3.2 Contents of Financial Statement. Any financial statement prepared by the Corporation at the request of stockholders entitled to do so shall include at least an income statement for the period covered thereby and a balance sheet as of the end of that period. Any annual financial statement so prepared shall include, in addition, a statement of changes in financial position of the fiscal year. All such financial statements shall be accompanied by the report, if any, of any independent accountants engaged by the Corporation or by the certificate of an authorized officer of the Corporation that the financial statements were prepared without audit from the books and records of the Corporation.

                          ARTICLE VII
              CERTIFICATES AND TRANSFER OF SHARES


7.1        Certificates for Shares
           -----------------------
           7.1.1 Form of Certificate. Every holder of Common or Preferred Shares in the Corporation, shall be entitled to have a certificate, in such form and device as the Board of Directors may prescribe, certifying the number of shares and the classes or series of stock owned by the stockholder, and containing a statement setting forth the office or agency of the Corporation from which the stockholder may obtain, upon request and without charge, a copy of the statement of any rights, preferences, privileges, and restrictions granted to or imposed upon each class or series of stock authorized to be issued and upon the holders thereof, and any other legend or statement as may be required by federal and state corporate securities laws.

          7.1.2 Officer Signatures. Every certificate for shares shall be signed in the name of the Corporation by the President or Vice-President and the Secretary or an Assistant Secretary.
Any signature on the certificate may be by facsimile, provided that at least one signature, which may but need not be that of the Corporation's registrar or transfer agent, if any, shall be manually signed.

7.2        Transfer of Shares on Books
           ---------------------------
           Upon surrender to the Secretary or an Assistant Secretary or to the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate and record the transaction upon its books.

7.3        Lost or Destroyed Certificates
           ------------------------------
           A new certificate may be issued without the surrender and cancellation of a prior certificate that is lost, apparently destroyed or wrongfully taken when: (a) the request for the issuance of a new certificate is made within a reasonable time after the owner of the prior certificate has notice of its loss, destruction or theft; and (b) such request is received by the Corporation prior to its receipt of notice that the prior certificate has been acquired by a bona fide purchaser; and (c) the owner of the prior certificate gives an indemnity bond or other adequate security sufficient in the judgment of the Board of Directors to indemnify the Corporation against any claim, expense or liability resulting from the issuance of a new certificate. Upon the issuance of a new certificate, the rights and liabilities of the Corporation, and of the holders of the old and new certificates, shall be governed by the provisions of the Uniform Commercial Code.

7.4        Transfer Agent and Registrars
           -------------------------------
           The Board of Directors may appoint one or more transfer agents or transfer clerks, and one or more registrars, which shall be banks or trust companies, either domestic or foreign, at such times and places as the Board of Directors determines to be appropriate.


                          ARTICLE VIII
                   GENERAL CORPORATE MATTERS


8.1        Corporate Seal
           --------------
           The Board of Directors may, in its discretion, adopt a corporate seal, circular in form and having inscribed thereon the name of the Corporation and the date and state of its incorporation.

8.2        Record Date
           -----------
           The Board of Directors may fix, in advance, a record date for the purpose of determining stockholders entitled to notice of and to vote at any meeting of stockholders, to consent to corporate action in writing without a meeting, to receive any report, to receive any dividend or other distribution or allotment of any right, or to exercise rights with respect to any change, conversion or exchange of shares.
The record date so fixed shall not be more than sixty (60) days prior to any event for the purpose for which it is fixed, and shall not be less than ten (10) days prior to the date of any meeting of the stockholders. If no such record date is fixed by the Board of Directors, then the record date shall be that date prescribed by
Section 8-213 of the Delaware General Corporation Law.

8.3        Voting of Shares in Other Corporations
           --------------------------------------
           Shares standing in the name of this Corporation may be voted or represented and all rights incident thereto may be exercised on behalf of the Corporation by the President or, if the President is unable or refuses to act, by a Vice-President or by such other person as the Board of Directors may designate.

8.4        Definitions and Interpretation
           ------------------------------
           Unless the context requires otherwise, these Bylaws and the words and phrases included in them shall be construed and interpreted in accordance with the general provisions, rules of construction and definitions in the Delaware General Corporation Law.

8.5        Facsimile Signatures
           --------------------
           Facsimile signatures of any officer or officers of the Corporation may be used whenever and as authorized by the Board of Directors or a committee thereof.


                           ARTICLE IX
                      AMENDMENT TO BYLAWS


9.1        Amendments by Board of Directors
           --------------------------------
           The Board of Directors is expressly empowered to adopt, amend or repeal Bylaws of the Corporation. Any adoption, amendment or repeal of Bylaws of the Corporation by the Board of Directors shall require the approval of a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time any resolution providing for adoption, amendment or repeal is presented to the Board).

9.2        Amendment By Stockholders
           -------------------------
           In addition to the right of the Board of Directors, as provided in Section 9.1, above, to adopt, amend or repeal Bylaws of the Corporation, the stockholders shall have power to adopt, amend or repeal the Bylaws of the Corporation. In addition to any vote of the holders of any class or series of stock of this Corporation required by law or by the Certificate of Incorporation of the Corporation, the affirmative vote of the holders of at least 66-2/3% of the voting power of all of the then outstanding shares of the capital stock of the Corporation entitled to vote generally in the election of director, voting together as a single class, shall be required to adopt, amend or repeal any provisions of the Bylaws of the Corporation.

9.3        Record or Amendments
           --------------------
           Any amendment or new Bylaw adopted by the Board of Directors or the stockholders shall be copied in the appropriate place in the minute book with the original Bylaws, and the repeal of any Bylaw shall be entered on the original Bylaws together with the date and manner of such repeal. The original or a copy of the Bylaws as amended to date shall be open to inspection by the stockholders at the Corporation's principal office at all reasonable times during office hours.

                     CERTIFICATE OF SECRETARY
                     ------------------------
           I, Andrew D. Simons, Secretary of Circon Corporation, hereby certify that the Bylaws of Circon Corporation, a Delaware corporation, as amended, are the true and correct Bylaws of the Corporation, that the same are in full force and effect and that the
 Bylaws have not been modified, rescinded, annulled or revoked as of the date set forth below.



                                                        CIRCON CORPORATION

                                                     By_____________________
                                                            Andrew D. Simons
                                                            Secretary

Date: November 11, 1997




                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CIRCON CORPORATION
                                          Registrant



November 14, 1997                       /s/Richard A. Auhll
-----------------                      --------------------
Date                                   RICHARD A. AUHLL
                                       President
                                       Chief Executive Officer



November 14, 1997                      /s/R. Bruce Thompson
------------------                     --------------------
Date                                   R. BRUCE THOMPSON
                                       Executive Vice President
                                       Chief Financial Officer