Form 10-K
period 1997-12-31
CIRCON CORP
filed 1998-03-31
CIK 719727

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997

                       Commission file number 0-12025

                            CIRCON CORPORATION

         (Exact Name of Registrant as Specified in its Charter)

              Delaware                           95-3079904
      (State or Other Jurisdiction of       (I.R.S. Employer
       Incorporation or Organization       Identification No.)

                            6500 Hollister Avenue
                     Santa Barbara, California 93117
               (Address of Principal Executive Offices)

                           (805) 685-5100
         Registrant's telephone number, including area code

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock ($.01 par value)
                                (Title of class)

     Indicate by check mark whether the Registrant:
 (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
     Exchange Act of 1934 during the preceding 12 months;and
 (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X    No

         Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $195,126,987 at March 18, 1998, when the closing sale price of such stock, as reported in the NASDAQ National Market System, was $16.50.

          The number of shares outstanding of the
Registrant's Common Stock, $.01 par value, as of March 18, 1998, was 13,326,011 shares.


                              PART I




Item 1.    Business.

    Circon designs, manufactures, markets and services medical endoscopy systems for diagnosis and minimally invasive surgery.
The Company's systems are used for a growing number of medical specialties, including urology, arthroscopy, laparoscopy, gynecology, thoracoscopy and plastic surgery. Circon also designs, assembles and markets miniature color video systems used with endoscope systems.

    On August 28, 1995 Circon Corporation merged with Cabot
Medical Corporation ("Cabot"), collectively referred to as "Circon" or "the Company", creating a publicly-traded minimally invasive surgery company with the largest U.S. endoscopy market share in the fields of urology and gynecology. Circon operates its business through several divisions and subsidiaries including Circon Video, Circon ACMI, Circon Cabot and Circon Surgitek.

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

    Specialized endoscopes for various diagnostic and surgical procedures include laparoscopes (used for abdominal cavity surgery below the diaphragm), thoraco- scopes (used for chest surgery above the diaphragm), ureteroscopes (used for urinary tract surgery), cystoscopes (used for surgery in the uro-genital tract) and arthroscopes (used for knee and other joint surgery). Endoscopic procedures are often televised using miniature video camera systems connected to the endoscope. The procedures are performed in hospitals, ambulatory surgical centers and physicians' offices.

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

Product Overview

    The Company manufactures products which comprise the core technology of endoscopy --- the endoscope system:

    o Rigid Endoscopes

    o Flexible Endoscopes

    o Medical Video Systems

    The Company also manufactures accessory instrumentation which are used in conjunction with endoscope systems for a variety of diagnostic and therapeutic applications.

    o Electrosurgery Systems

    o Manual Instruments

    o Cryosurgery Products

    o Wound Closure Products

    o Tubal Ligation Products

    In addition, the Company manufactures cost-effective diagnostic and disposable products for specific applications:

    o Ureteral Stents

    o Vacuum Curettage Products

    o Urinary Diagnostic Products


    o Gynecological Diagnostic Products

    Medical Endoscopy Systems

    A medical endoscope system consists of an endoscope, a miniature color video camera, adapter optics, a high intensity light source, a fiber optic light cable, one or more video monitors and a video cassette recorder. This complete optical-video chain allows the surgeon to perform the procedure viewing a magnified image of the subject organ or tissue on a video monitor, rather than directly through the endoscope eyepiece. Some procedures, such as arthroscopy or laparoscopic cholecystectomy, are performed almost exclusively using the video system. This technique, which has been made practical by the miniaturization of the color video camera so that it can be easily attached to an endoscope, provides the following benefits:

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

    Circon offers customers the complete set of components which constitute the endoscopy system. In addition, the Company now provides a full range of specialized products and accessories that a particular doctor, such as a urologist or gynecologist, might require to treat a patient, from the initial diagnosis through surgery to post-operative care. The Company believes that many customers prefer to purchase a complete system from a single source to simplify the purchasing decision and to allow the customer to look to a single company for servicing responsibility. Selling a complete system enables Circon to control overall quality of each link in the system and to reduce or eliminate its dependence on components outside its control. Other advantages of a broad product line include greater efficiency in distribution and more flexibility in competitive pricing.

    By having the core "endoscopy technology," Circon is able to identify a new market opportunity and then quickly develop the endoscope products and accessories needed to address specific diagnoses and therapeutic procedures as they are identified.

    Rigid and Flexible Endoscope Systems

    The Company manufactures a broad line of rigid and flexible endoscopes and accessories. Rigid endoscopes transmit the optical image through a linear series of high resolution lenses encased in a stainless steel tube. Flexible endoscopes transmit the optical image through a coherent bundle of several thousand parallel optical fibers in a pliable tube. Both rigid and flexible endoscopes use fiber optics to illuminate the subject organ.

    Rigid endoscopes provide higher image quality than flexible endoscopes and, because they are less expensive to manufacture, sell for significantly lower prices than flexible endoscopes. In addition, rigid endoscopes are more durable and more easily manipulated by the physician than flexible endoscopes. Flexible endoscopes have the advantage of greater patient comfort and can access certain areas of the body inaccessible by rigid endoscopes.

    The critical features that doctors require in an endoscope are high image quality (resolution, contrast, depth of focus, field of view and color fidelity), sufficient light intensity, evenly distributed illumination and ease of use. Doctors also require responsive service by the manufacturer. Circon believes that its products and service meet or exceed the industry standards.

    Video Systems

    Circon designs, assembles and markets miniature color video systems for medical applications in endoscopy. Circon purchases and modifies video monitors, printers and video cassette recorders for resale as part of these color video systems. The camera, a high intensity light source and optics, which are produced by Circon, typically account for 50% to 95% of the complete video system's retail price. Color video systems range in price from approximately $8,500 to $30,000.

    The most important features of video cameras for medical applications are minimum size and weight, simplicity of operation, reliability, light sensitivity, image quality and immersibility. Circon believes that its cameras meet or exceed the quality of competitive cameras in each of these specifications. All of Circon's cameras use CCD sensors and are waterproof, which permits them to be immersed in disinfecting solution together with other surgical instruments. Circon manufactures camera models in both the NTSC
(used in the United States and Japan) and PAL (used in much of
Europe) electronic formats so that they are compatible with
standard video accessories worldwide.   The MicroDigital  family
of cameras, the first single chip CCD sensor camera with all digital signal processing of video images, enhanced color and resolution, greatly assisting surgeons in properly diagnosing and performing surgery by optimizing their view of all anatomical structures and procedural instrumentation making it the ideal camera for minimally invasive surgical applications.

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

    Circon offers a comprehensive product line for the urology market place. The breadth of Circon's urology products includes urodynamic equipment for diagnosing urinary problems, flexible scopes for examining the bladder and complete urinary tract, rigid scopes and accessories for correcting prostrate, bladder and kidney problems, as well as ureteral stents used to insure proper urine flow post-operatively.

    In 1988, Circon introduced the USA Series Resectoscope System, a rigid cystoscope system. This system incorporated new features and materials designed specifically for transurethral resection procedures used to treat enlarged prostate glands and to remove bladder tumors and strictures in the urinary system. The distinct features of the Circon USA system include a teflon-coated sheath design that reduces trauma to the patient's urethra and snap-in/snap-out locking components which simplify the assembly and disassembly of the system in the clinical setting. The ergonomic design of the USA Series Resectoscope also reduces physician fatigue during the approximately hour-long procedure. All components are solid stainless steel for improved durability rather than traditional chrome-plated brass. Since 1993 Circon has been redesigning older products to incorporate the USA Series design features. In addition, two complete new optical lens system designs (M3 and M4) have been completed and are being incorporated into new products. The price of a basic USA Elite Resectoscope System, including accessories, is approximately $8,000.

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

    Circon also manufactures and markets the ACN-1 flexible cystoscope. Its primary advantages over the rigid cystoscope are patient comfort and 180 degree deflection capability, which allows the physician to examine the entire bladder using a single scope.
Such examinations of the bladder require a minimum of three endoscopes be inserted and withdrawn when rigid cystoscopes are used. Greater patient comfort usually leads to better patient compliance for follow-up visits. The ACN-1 cystoscope can also be used as a flexible percutaneous nephroscope to remove stone fragments through a small puncture into the kidney.
The flexible cystoscope is priced at approximately $7,200, while the price of a rigid cystoscope is about $3,400.

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

    In December 1990, Circon began delivery of the Micro-6
semi-rigid ureteroscope, the first of the MR Series products. These products utilize flexible fiber optic imaging inside a long thin tube which resembles a large-diameter hypodermic needle. Circon's
MR Series ureteroscopes have a dual channel feature.  This
allows the physician to utilize the endoscope as both a source of irrigation and as a means of access for surgical tools. The MR Series is essentially a rigid endoscope, is therefore easier to use than the more sophisticated flexible ureteroscopes, and allows the surgeon to operate on the lower one-third of the ureter, which is where most kidney stone problems occur. The MR Series instruments allow the urologist to access the ureter without prior dilation, thus reducing operative time and patient trauma. It has become the Gold Standard facilitating ureteroscopic procedures for urologist. In 1993, Circon added the MR-9 semi-rigid ureteroscope with 5.4 and 2.1 French working channels for operating convenience, and the MR-PC, the smallest 2 channel
pediatric cystoscope available.   The MRO-6 and MRO-7 new
offset ureteroscopes have straight working channels to accomodate mechanical and ultrasonic intracorporeal lithotriptors. The Company sells these products for approximately $7,000.

    Some of the most significant developments in urology in recent years have been in endourology, which has developed as an alternative to traditional open surgery for removal of kidney and ureter stones. Ureteroscopes and ESWL (extracorporeal shockwave lithotripsy) equipment are utilized, either separately or in conjunction with each other, to break up stones in the kidney and ureter. However, ESWL equipment is significantly more expensive than the Company's ureteroscopes and intracorporeal electrohydraulic lithotriptor and is not effective in certain circumstances, particularly when the stone is in the ureter rather than the kidney. Ureteroscopes, when used in conjunction with ESWL treatments, expedite the removal of stones from the kidney and ureter. The ureteroscope is used to further reduce the size of the stone fragments following the ESWL treatment and then to remove those stone fragments that are too large to pass comfortably through the urinary tract. Alternately, the ureteroscope may be used to perform the entire stone removal task if ESWL is not affordable or otherwise available. The MRO-20 Rigid Percutaneous Nephroscope, when used in conjunction with the USL-2000 Ultrasonic Lithotriptor (intracorporeal), removes stagborn calculi from the renal pelvis (kidney) in a single treatment versus multiple treatments required for ESWL. The MRO-20 sells for approximately $5,600 and the USL-2000 for approximately $15,000.

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

    The Circon Surgitek ureteral stent product line includes 16 types which are sold under the brand names Double J , Single J , Uro-Pass , Multi-Flo , Tractfinder , Magnetip , Uro-Guide , Magnetriever , Silitek , Surgitray , Lubri-Flex , Nephro-Stent , and Multi-Flex .

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

    Circon Cabot's urological diagnostic products include
urodynamic monitors and related ancillary equipment, including the recently introduced OM-4, used for functional testing of the bladder, urethra and sphincter. By measuring urine flow, concentration and muscle activity, urodynamic monitors provide data to aid the diagnosis of a variety of urological disorders. Endoscope attachments allow measurement to occur virtually anywhere within the urine collection system using a procedure
that may be performed in a physician's office.   These products
offer a wide variety of diagnostic testing functions, including carbon dioxide, water cystometry and uroflowmetry. Circon Cabot's Ultra monitor contains software for measuring, processing, recording and storing all test data required for a complete urodynamic evaluation, including data on flows and pressure. The Stand-Alone
CMG unit provides the capability of the dual-channel cystometry necessary to diagnose incontinence and prescribe collagen treatments. Circon Cabot's urological diagnostic products are sold under the Endotek brand name primarily to physicians' offices and hospitals.

    Gynecology. Circon currently develops, manufactures and markets medical devices and systems for use in gynecological procedures. The products include endoscopy systems, tubal ligation systems, cryosurgical and electrosurgical systems, colposcopic equipment, curettage systems, hemorrhoid treatments systems and uterine resectoscope systems as well as disposable products used in conjunction with these systems.

    Colposcopes are optical diagnostic instruments used in gynecology to examine the cervix at high magnification to detect abnormal tissues which could lead to cervical cancer or other lesions. A range of accessory instruments are offered which provide various magnification levels and documentation capabilities
(35mm photography, Polaroid photography, videocolposcopy, etc.). Colposcopes are also used in conjunction with law enforcement efforts to diagnose and document evidence in rape and child abuse cases.

    The cryosurgical system is marketed principally to gynecology offices and clinics. The primary application is to precisely destroy defined areas of benign or pre-malignant lesions of the cervix.
A cryosurgical system consists of a gas cylinder (usually nitrous oxide or carbon dioxide), a gun assembly, and special tips configured for the intended application. During cryosurgery, the tip is cooled by rapidly expanding gas to temperatures low enough to freeze abnormal tissues and destroy the lesion. Cryosurgery offers the advantage of less pain, faster healing, less scarring and faster and more cost-efficient treatment over conventional surgery procedures.
Other medical specialties also use cryosurgery for dermatology, proctology, ophthalmology and other procedures.

    The LLETZ (large loop excision of the transformation zone) system is a quick, simple economical electrosurgical treatment for cervical intraepithelial neoplasia which preceeds cervical cancer. The primary advantage of the LLETZ electrosurgical procedure over other procedures is the preservation of tissue for histopathological examination.

    Circon's patented tubal ligation system, consisting of a Falope-Ring applicator and band, is used by the surgeon in conjunction with an endoscope system to locate the fallopian tubes and attach the bands for permanent female contraception. The Falope-Ring Band is a small silastic ring which, once properly attached to the fallopian tubes, occludes the tubes, preventing migration of the ovum to the uterus, thereby blocking fertilization and pregnancy.

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

    The Company also manufactures surgical hand instruments and disposable products used in conjunction with the laparoscopy system to cut and manipulate tissue, coagulate blood vessels and remove tissue during a procedure. Circon also markets the Snap-In Snap-Out line of reposable laparoscopic instruments, with multiple use disposable tips and reusable handles. These instruments are easily disassembled for cleaning and sterilizing, and the tips and handles can be interchanged to suit surgeon preference. Since the tips can be replaced instead of repaired when needed, the cost per use is lower.

    Circon Cabot's irrigation/aspiration systems consist of a series of pneumatically powered pumps coupled with a complete family of Corson or Surgiflex disposable suction/irrigation probes. These systems allow the surgeon to aspirate fluid, smoke, hard and soft tissue and irrigate with a variable, uninterrupted flow for rapid cleaning and removal of surgical debris, improving visualization of the surgical site during laparoscopic procedures.

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

    Emerging and Other Markets

    Thoracoscopy. In 1992, Circon began to see opportunity for using minimally invasive surgical techniques to perform surgery in the thoracic cavity. Circon's video hydro thoracoscope system with a push button lens cleaning design and line of sight irrigation capability are particularly advantageous in thoracic surgery due to the vascular structures typically involved. This unique and innovative product now provides consistent fog-free viewing by means of a proprietary distal lens warming feature. Circon recently began distributing a unique line of specialized manual instruments for thoracoscopy to compliment the existing video thoracoscopy system.

    Arthroscopy. Arthroscopy is joint surgery utilizing an endoscope called an arthroscope. This technique revolutionized knee surgery. Small scissors and other instruments are used to perform the arthroscopy through tiny incisions while the surgeon views the inside of the joint on the video monitor. Arthroscopy is usually performed in about one hour on an outpatient basis. Circon's complete optical-video system sells for approximately $16,000. Circon has been providing video camera systems for arthroscopy since 1974. Most of Circon's cameras sold for arthroscopic applications are used with arthroscope systems of other manufacturers.

    Gastroenterology.   Circon's products for gastroenterology
(GI) include bipolar and monopolar electrosurgery generators and probes. The Company's monopolar electrosurgery equipment is used with gastroscopes to take biopsies and remove polyps in the gastrointestinal tract. Circon's BICAP bipolar electrosurgery devices are used to control bleeding in both the upper and lower gastrointestinal tract, to cauterize ulcers and to treat hemorrhoids and esophageal tumors. The Company's BICAP hemostatic probe is designed to be used through a gastroscope. A complete BICAP electrosurgery system sells for approximately $10,000.

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

    Non-Medical Markets

    Circon manufactures and distributes borescopes, video systems, specialty glass and other microtool and hardware products for non-medical applications. Sales for these applications were about 1% of total sales in 1997.

    Sales and Marketing

    Circon sells its endoscopy/urological products, video systems and primary care products to hospitals, surgi-centers, clinics and physicians' offices throughout the United States. These products are sold by a direct sales organization with 158 employee representatives, including 129 direct sales personnel, 16 region managers, 4 area managers, 3 national contract managers, 2 video specialists and 4 nurses.

    The domestic sales and marketing activities are supervised and supported by an in-house sales and marketing group, including telemarketing, of approximately 69 individuals.

    In international markets, Circon employs 35 individuals and sells through 70 local dealers. The international organization includes 4 direct sales representatives in Canada. Circon's German subsidiary, Circon GmbH, has 3 employees in sales and marketing. Circon France SA, Circon's French subsidiary, has 6 sales representatives, 2 marketing managers and 3
administrative support personnel.   International sales are
denominated in U.S. dollars except sales made by Circon
GmbH which are denominated in German marks, sales made by Circon Canada which are denominated in Canadian dollars, and sales made by Circon France which are denominated in French francs. Circon bears the risk of currency exchange losses from German, Canadian and French customers although no material losses have occurred in the past.

    The Company's key decision maker for most purchases is either the physician utilizing the equipment or the materials manager. The Company tends to reach these individuals through a combination of direct selling, national and regional group contracts, training seminars, telemarketing, advertising, direct mail and trade shows. Circon participated in approximately 350 exhibitions, workshops and conventions worldwide during 1997 in which the Company demonstrated endoscopes, urological stents, video camera products and primary care urodynamic products.

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

    The Company maintains a specialized sales force for Endotek Urodynamic products and utilizes approximately
23 independent representatives and sales organizations who devote a substantial portion of their time to selling the primary care, cryosurgery and electrosurgery products.

    The Company establishes and maintains long-term relationships with faculty members of leading medical schools as well as with leading surgeons and endoscopists throughout the world. The Company's management, product development and marketing personnel periodically meet with these faculty members, corporate advisors and practitioners at hospitals, clinics, company facilities, teaching seminars and trade shows. Intensive concentrations occur with regard to new or planned products within the specialist's particular area of interest. These relationships have provided information concerning practitioners' needs as well as valuable marketing contacts and goodwill. In addition, working with leading practitioners of medical skills in new product development is a source of product innovation. The majority of the Company's sales are to repeat customers.

    Circon typically ships hardware products within 30 days of receipt of a firm purchase order and disposable products within 48 hours of order. Accordingly, the Company does not believe that backlog is a reliable indicator of future sales for any fiscal period.

Research and Development

    The medical endoscopy system business has seen numerous continuing engineering innovations. Circon believes that its ability to apply technical innovations quickly to products designed for specific medical applications has been and will continue to be important to its success.

    Expenditures for research and development were $11,393,000, $11,896,000 and $10,941,000 in 1995, 1996 and 1997, respectively.

    During 1996 and 1997, Circon's development efforts were directed toward expansion of the endoscope product line for gynecology, office hysteroscopy, a new flexible cystoscope and ureteroscope, a new distortion free rigid endoscope, and new alternative versions of the VaporTrode electrode for urology.

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

    In addition, the Company manufactures endoscopic video systems, electro- surgical generators and electrodes required for electrosurgical procedures. Most components used in the manufacturing of video and electrosurgical devices are bought from outside suppliers to Circon specifications. Some components, including certain sensors and cables, are currently purchased from a single source. The loss of any single source of supply would have no more than a temporary effect on the Company's operations.

    The Company's manufacturing organization follows good manufacturing practices within the FDA's regulated guidelines. At the same time, quality assurance consistently strives for worldclass standards per ISO 9000 regulations. In 1996 the Racine facility became ISO 9002 certified. In 1998, the Company's other facilities became ISO 9001 and EN46001 certified. The Company is currently in the process of obtaining a "CE" mark for all of its products. Such mark is obtained by demonstrating compliance with the ISO quality system standards, and for medical device manufacturers, the medical Device Directive promulgated by the European union. After June 1998, manufacturers may not sell products which do not bear a CE mark to members of the European union.
Although the Company expects to have the CE mark on its products by June 1998, delays in obtaining such mark may have an adverse effect on the Company's European sales.

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

    The Company utilizes several trademarks, including
 "Circon", "ACMI", "BICAP", "Cabot" and "Surgitek".

Government Regulation and Reimbursement Programs

    The medical devices manufactured and marketed by the Company are subject to regulation by the FDA as well as state and foreign regulatory agencies. Depending on the classification of medical device, different levels of regulation apply, ranging from extensive premarket testing and approval procedures for Class III devices, such as implantable devices, to substantially lower levels of regulation for Class II devices, such as endoscopes, and Class I devices, such as video cameras. While the Company does market a Class III device, most of the Company's products are Class I or II. Some of the Company's new products and some improvements to existing products require premarket notification to the FDA under an expedited procedure known as a 510(K) that is available only for products which are substantially equivalent to a legally marketed device. If the FDA rejects the Company's claim that there is such a substantially equivalent product, the Company would be required to obtain premarket approval from the FDA which involves a procedure requiring extensive clinical testing, additional cost and substantial delay in the introduction of the product to market.

    FDA and state regulations also require adherence to certain "good manufacturing practices" ("GMP") which mandate detailed quality assurance and record-keeping procedures, and the Company is subject to unscheduled periodic regulatory inspections. In 1998, the Company received a "warning letter" from the FDA citing the Company for marketing a device that had not been cleared by the FDA. Although the Company had a reasonable position as to why clearance was not required, the Company promptly filed a 510(K) for the subject device as the FDA indicated. On previous occasions, the Company received FDA "regulatory letters" notifying the Company of deficiencies and warning of enforcement action if the deficiencies were not corrected. The Company believes that the deficiencies have been corrected and that it is in substantial compliance with FDA regulations.

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

    The urology market is relatively mature and dominated by a small number of competitors. The principal competitive factors are product quality and reliability, product features, innovation, price and service. The Company believes that it competes favorably with respect to each of these factors.

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

    Several of Circon's competitors are also expanding their product lines to enable them to be the sole source for all of a customer's product needs for a particular field. Several of these customers are significantly larger than Circon and might have the ability to take market share away from Circon in a specific field by bundling products or offering deep discounts.

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

    The markets in which the Company's products compete are characterized by continuing technical innovation and competition. In order to continue to be competitive, the Company is engaged in continuing efforts to improve its products, to develop additional products and, where appropriate, to distribute products of other manufacturers. There is no assurance that competition will not further intensify, either from existing competitors or from new entrants into the markets, or that some future medical breakthrough or technological development will not confer a competitive advantage on another company.


Employees

    As of December 31, 1997, the Company had 1,204 full-time employees, of whom 691 were engaged in manufacturing, 152 in research and development, 279 in sales and marketing and 82 in administration. Approximately 384 employees are covered by collective bargaining agreements. The Company's collective bargaining agreements covering union workers expire in January 1999 and March 2003. The Company has not experienced any strikes or other work stoppages in recent years.


Forward Looking Statements

    The information provided in this report may contain forward looking statements or statements which arguably imply or suggest
certain things about the Company's future.   These include, but are
not limited to, statements about: 1) any competitive advantage Circon may have as a result of its installed base in the U.S.; 2) Circon's belief that its products exceed industry standards or favorably compete with other company's new technological advancements; and 3) the anticipated success of certain recently introduced products or products scheduled to be released in the near future. These statements are based on assumptions that the Company believes are reasonable, but a number of factors could cause the Company's actual results to differ materially from those expressed or implied by these statements. Investors are advised to review the Additional Cautionary Statements section, which follows Management's Discussion and Analysis of Operations (Item 7) of this report, for more information about risks that could affect the financial results of the Company.

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

    The Company leases and occupies 98,000 square feet of office and manufacturing space in a 150,000 square foot building in Stamford, Connecticut. The Company subleases 47,000 square feet of this facility.

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

    In 1997, Circon closed its primary German facility and currently leases a small office facility for European based sales and marketing personnel.

Item 3.   Legal Proceedings.

    On May 28, 1996, two purported stockholders of the Company, Bart Milano and Elizabeth Heaven, commenced an action in the Superior Court of the State of California for the County of Santa Barbara, Case No. 213476, purportedly on behalf of themselves and all others who purchased the Company's common stock between May 2, 1995 and February 1, 1996, against the Company, Richard A. Auhll,
Rudolf R. Schulte, Harold R. Frank, John F. Blokker,
Paul W. Hartloff, Jr., R. Bruce Thompson, Jon D. St. Clair,
Frederick A. Miller, David P. Zielinski, Winton L. Berci,
Jurgen Zobel, Trevor Murdoch and Warren G. Wood.
That complaint alleged that defendants violated Sections 11 and 15 of the Federal Securities Act of 1933, as amended, Sections 25400-02 and 25500-02 of the California Corporations
Code, and Sections 1709-10 of the California Civil Code, by disseminating allegedly false and misleading statements relating to Circon's acquisition of Cabot Medical Corp. by merger and to the combined companies' future financial performance. In general the complaint alleged that defendants knew that synergies from the merger would not be achieved, but misrepresented to the public that they would be achieved, in order to obtain approval for the merger so they would be executives of a much larger corporation. This alleged conduct allegedly had the effect of inflating the Company's stock price.
On July 29, 1996, defendants filed demurrers to the complaint on the ground that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On or about August 6, 1996, plaintiffs served their response to defendants' demurrers, stating their intention to file an amended complaint prior to the hearing on defendants' demurrers. On September 20, 1996, plaintiffs voluntarily dismissed Rudolf R. Schulte, Harold R. Frank,
John F. Blokker and Paul W. Hartloff, Jr. from the action, without prejudice. On September 30, 1996, plaintiffs, joined by a third purported stockholder of the Company, Adam Zetter, filed a first amended complaint against the remaining defendants. Plaintiffs' amended complaint is substantially similar to the original complaint, but adds a new purported cause of action under the unfair business practices provisions of the California Business & Professions Code, Sections 17200, et seq. and 17500, et seq. Like the original complaint, the amended complaint seeks compensatory and/or punitive damages, attorneys fees and costs, and any other relief (including injunctive relief) deemed proper. On December 2, 1996, defendants filed demurrers to the amended complaint again on the grounds that plaintiffs' allegations fail to state facts sufficient to constitute a cause of action. On April 17, 1997, a hearing was held regarding the defendants demurrers to the first amended complaint. By order dated May 28, 1997, the Superior Court overruled the defendant's demurrers to the amended complaint.
The parties are now engaged in discovery proceedings.  The
Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuit.

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


Item 4.    Submission of Matters to a Vote of Security Holders.

    The Annual Meeting of Shareholders was held on October 6, 1997. At the close of business on August 11, 1997, the record date for determination of shareholders entitled to vote at the Meeting, there were 13,267,848 shares of the Company's Common Stock outstanding. At the Meeting, holders of 10,969,235 shares of the Company's Common
Stock were represented in person or by proxy, constituting a quorum.

    Due to the contested nature of the matters submitted to voters, CT Corporation System served as independent
"Inspector of Election." All voting results were submitted to the Company on October 15, 1997, and are reported herewith.

    At the Meeting, the votes cast for the persons nominated for Director were as follows. There is no figure for "Withheld" on Directors because cumulative voting was in effect.


                         In Favor


Richard A. Auhll        6,551,416


Paul W. Hartloff, Jr.         536


Charles M. Elson        7,181,072


Victor H. Krulak        7,181,072


    At the Meeting, the votes cast for, against and abstaining from voting with respect to U.S. Surgical
Corporation's "Maximum Value Resolution" were as follows.
There were no "Broker Non Votes."


 For            Against             Abstain

7,492,976     3,402,655             73,604


    At the Meeting, the votes cast for, against and abstaining from voting with respect to ratification of the election of Arthur Andersen LLP as independent certified public accountants for the Company were as follows.
The auditors totals are less than quorum because U.S.
Surgical's ballot did not include the proposal in their proxy materials.


 For          Against            Abstain

3,566,570     41,915              30,991


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

                                High           Low
                              --------       --------
1996:

    First Quarter               20-1/4        10-3/4
    Second Quarter              15-5/8        10-3/4
    Third Quarter               19-1/2         8-1/2
    Fourth Quarter              17-5/8        15-1/4

1997:

    First Quarter               15-3/4        13-3/8
    Second Quarter              14-5/8        12-5/8
    Third Quarter               16-1/8        14
    Fourth Quarter              16-1/2        14-3/4

    As of December 31, 1997, the Company had 901 shareholders of record. No dividends have been paid by Circon and it is not anticipated that any will be paid in the foreseeable future.ITEM 6.

                       SUMMARY FINANCIAL INFORMATION
                   (in thousands, except per share data)

Circon Corporation and Subsidiaries

                               For the years ended  December 31,
                         (A) 1993   (A) 1994   (B) 1995   (C) 1996   (D) 1997
Income Statement Data:     ------     ------     ------     ------     ------

Net Sales                $156,861    $157,041   $160,447   $153,779   $159,954

Gross Profit               80,972      88,569     83,640     85,878     87,992
Operating Income (Loss)    (1,454)     13,753      3,820      6,709     10,209
Net Income (Loss)          (6,212)      6,509     (5,393)     2,071      5,099
Basic Net Income (Loss)
  per Share                 (0.50)       0.51     ( 0.44)      0.16       0.38
Diluted Net Income (Loss)
  per Share                 (0.50)       0.51      (0.44)      0.16       0.37
Basic Average Shares
     Outstanding           11,583      12,058     12,325     12,828     13,260
Diluted Weighted Average
     Shares Outstanding    11,583      12,629     12,325     13,339     13,658



                                                December 31,
                            ------------------------------------------------
                              1993      1994       1995      1996       1997
Balance Sheet Data:         ------    ------     ------    ------     ------

Working Capital           $ 70,857  $ 70,811   $ 55,365   $ 61,261   $ 68,337
Total Assets               177,301   184,129    181,399    169,118    169,357
Total Debt                  74,184    73,483     72,292     50,994     49,189
Total Shareholders' Equity  81,768    86,965     87,172     98,901    103,959


No cash dividends have been paid during the periods presented.

(A) Circon and Cabot merged - see Note 1 to the Consolidated Financial
    Statements
(B) See Note 3 to the Consolidated Financial Statements
(C) See Notes 4 and 5 to the Consolidated Financial Statements
(D) See Notes 5 and 6 to the Consolidated Financial Statements
ITEM 7. Management's Discussion and Analysis of Operations and Financial Condition

See "Additional Cautionary Statements" regarding forwarding looking statements contained in the following discussion.

Results of Operations
---------------------
    Overview

    1997 was a turnaround year for Circon.  The distraction
caused by an unsolicited tender offer to acquire the company's outstanding common stock remained throughout the year.
Time and attention was diverted from operational business issues to the issues related to the hostile tender offer and shareholder
lawsuits.      Despite these distractions, the Company's focus was on
improving operations.

         Comparison of the Year Ended December 31, 1997
             to the Year Ended December 31, 1996

    Sales

    Sales increased in 1997 to total $160.0 million, up $6.2 million over 1996. Increases in U.S. sales and industrial sales were partially offset by a decline in the international sector.

    Sales by the U.S. sales force totalled $123.7 million for 1997, up nearly 5% over 1996. After a slow start in the first quarter of 1997, the U.S. sales force rebounded and the second, third, and fourth quarters each set new all-time sales records.

    International sales began to decline after the first quarter
1997, and ended the year down 1% from 1996. Excellent growth was achieved by Circon's new sales force in France as well as by the dealer network in Italy and South America.
However, these gains were more than offset by declines in the Far East, Germany and other European countries.

    Gross Profit

    The 1997 gross profit percentage of sales was 55.0% compared to 55.8% for 1996. In the second and third quarters of 1997, shifts in the mix of products sold, coupled with several larger orders which carried lower selling prices, caused the gross profit percentage to dip. However, the gross profit rebounded in the fourth quarter 1997 to 56.1% of sales.

    Operating Expenses

    Operating expenses totalled $77.8 million for 1997, a decrease of $1.4 million or 1.8% from 1996. A program to reduce operating and manufacturing overhead expenses was initiated in mid-August 1997. Second half 1997 operating expenses of $38.1 million were down $0.7 million from the $38.8 million operating expenses recorded for the second half of 1996.

    Selling, general and administrative expenses totalled $66.3,
up only $1.7 million year-to-year.    Increased commissions due to
higher sales were offset by reductions of convention, travel and other marketing expenses. Moreover, second half 1997 selling, general and administrative expenses of $32.1 million were down $2.1 million from the $34.2 million reported for the first half of 1997, due to the cost savings measures initiated in mid August 1997.

    Research and development expenditures totalled $10.9 million for 1997, down 8% from 1996, and were 6.8% of sales. The closure of the Cabot Medical facility in Langhorne, Pennsylvania, and the consolidation of R&D efforts into three locations were a significant factor in the year-to-year decrease. Development efforts focused on new video cameras, new distortion free laparoscopes and other accessories.

    Operating expenses for the fourth quarter were $18.7 million, down $0.6 million from the 1996 period, and the lowest quarterly total operating expense level since the merger with Cabot Medical in the third quarter 1995.

    A charge of $0.4 million incurred in connection with closing the sales and service office in Munich, Germany, was included in the 1997 operating expenses. A charge of $2.6 million incurred in connection with closing Cabot Medical's Langhorne facility was included in 1996 operating expenses.

    Operating Income

    Operating income for 1997 totalled $10.2 million, up 52% year-to-year. This increase was the result of increased sales coupled with reduced operating expenses, discussed above.

    Interest and Other Income (Expense)

    In 1996, the Company retired $67.0 million of Cabot
Medical convertible notes utilizing $50.5 million of a new bank credit facility plus cash and marketable securities. Interest expense declined slightly, $0.1 million, during 1997 due to the reduction of long-term debt by $1.8 million. Interest income declined $0.1 million due to the lower levels of marketable securities.

    A special non-operating charge of $3.0 million associated with the U.S. Surgical hostile tender offer and shareholder lawsuits was included in the 1996 results.

    Income

    Net income for 1997 was $5.1 million, up 147% from 1996, due to factors discussed above and including the facility closure charge of $0.4 million and a related non-recurring tax benefit of $0.9 million. 1996 net income was $2.1 million, including special charges and non-recurring income tax benefit of $2.0 million.

        Comparison of the Year Ended December 31, 1996
              to the Year Ended December 31, 1995

    Sales

    Sales increased sequentially during the last three quarter of 1996 to total $153.8 million, but remained below the 1995 sales of $160.4 million due to declines in the international and other sectors.


    U.S. sales force sales totalled $118.5 million in 1996 and represented 77% of total sales.

    During the seven months transition period immediately following the merger, the newly combined U.S. sales force had uneven performance. However, from the second quarter through the fourth quarter, U.S. sales force revenues grew sequentially. Circon's U.S. sales force increased its fourth quarter sales by 10% over the comparable 1995 period and achieved the highest sales of any quarter since the merger.

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

    Cabot Medical facility in Langhorne, Pennsylvania, was closed at the end of October 1996. As a result of the Langhorne closure and other measures, fourth quarter 1996 gross profit as a percent of sales reached 56.6% from 55.4 % for the same 1995 period.

    Operating Expenses

    Selling, general and administrative expenses were up less than one percent in 1996 over 1995. Reduced marketing expenses achieved through the synergies of the Cabot merger were offset by increased sales incentives for the U.S. sales force, higher recruiting expenses due to the sales force restructuring, and higher legal fees.

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

    Interest and Other Income (Expense)

    In 1996, the Company retired $67.0 million of Cabot's convertible notes utilizing $50.5 million of a new credit facility plus cash and marketable securities. Therefore, interest income of $0.4 million in 1996 declined compared to $1.3 million in 1995 and interest expense decreased from $5.9 million in 1995 to $4.2 million in 1996.

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

Liquidity and Capital Resources
-------------------------------

    Circon's financial position is solid with working capital of $65.6 million. Circon's current ratio improved to 4.9:1 as of December 1997 compared to 4.1:1 as of December 1996.

    Circon had a $75.0 million secured, reducing revolving credit line with a syndicate ofbanks. The line of credit reduces by $3.0 million every six months and totalled $66.0 million at December 31, 1997.
Interest on this credit line is indexed to either LIBOR or the bank's base rate at Circon's option. Circon also has a letter of credit totalling $3.3 million underlying $3.2 million of tax exempt Cabot Industrial Development Authority Bonds.
The letter of credit has a renewable five year term and carries an annual fee of 1% of the outstanding bond principal facility.

    In 1996, Circon repurchased at par the $67.0 million of Cabot's 7.5% convertible notes pursuant to a November 1995 vote of the bond holders. Circon used $50.5 million of its credit facility, marketable securities and cash to purchase the Cabot notes.

    Net cash flows from operating activities totalled $4.3 million, primarily due to $5.1 million in net income and $7.9 million of depreciation and amortization being partially offset by changes in other assets and liabilities.

    Inventories increased $3.4 million between December 1996 and December 1997, primarily due to the introduction of new products. Inventory increases reached a peak in August 1997 and efforts to reduce inventories during the last four months of the year resulted in a $3.6 million drop by year-end 1997.

    Property, plant and equipment increased $4.9 million due to additional sales demonstration equipment, facilities upgrades and the conversion to a new MIS system.

    Cash flow of $0.5 million resulted from the exercise of stock options.

    Combined non-cash charges for depreciation and amortization aggregated $26.1 million over the three year period 1995 through 1997, and $20.8 million was used to purchase plant and equipment net of retirements (see consolidated statement of cash flow and related notes in the accompanying financial statements).

    The company believes that cash flows from operations, existing cash and marketable securities, and cash available from bank credit arrangements are adequate to fund the company's existing operations for the foreseeable future.


Year 2000 Compliance
---------------------

    Circon Corporation is in the process of replacing its entire internal management information system with new software and hardware which is year 2000 compliant. The project is expected to be completed by December 1998. Software provided and operated by third parties are also currently under evaluation.

    In addition, Circon's Manufacturing and Research and Development staffs are in the process of reviewing all manufacturing processes, manufactured products and secondary compliance issues with vendors related to the year 2000.

    At the present time, the Company has not identified any compliance issues that cannot be resolved within the required time frames or will have a material impact on the the Company's business or financial results.

Additional Cautionary Statements
--------------------------------

    No Assurance of Cost Savings or Revenue/Earnings
Growth as provided in the Company's Strategic Plan

    Circon has implemented the initial phases of a comprehensive strategic plan to maximize value for shareholders that includes cost cutting and revenue/earnings growth components. Implementation and achievement of the strategic plan is critical to the success of the Company and the achievement of its corporate goals. Although the strategic plan has already begun to yield positive results, there can be no assurance that this trend will continue. The failure of the Company to achieve cost and expense reductions in accordance with the strategic plan, or the occurrence of unforeseen expenses, could adversely affect the Company's ability to achieve the goals set forth in the strategic plan. Cost cutting measures include the elimination of certain personnel, the decision to not fill several open positions, the reduction in quantities of samples provided to the sales force, and the reduction of salaries for certain senior executives. There can be no assurance that such cost cutting will not have an adverse effect on the Company's operations. The sales force has gone through a significant reorganization since the merger with Cabot Medical in 1995 and has not yet demonstrated the productivity required to achieve the goals of the strategic plan. In addition, the strategic plan provides for revenues/earnings growth which is contingent in large part on the success of both the sales force and the Company's new products, some of which have not yet been introduced to the marketplace. The failure of the sales force to achieve targeted results or of the Company's new products to be accepted in the market may have a material adverse effect on the Company's financial results and its ability to meet the goals established in the strategic plan.

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

    Uncertainties within the Healthcare Markets

    Political, economic and regulatory influences are subjecting the healthcare industry in the United States to rapid, continuing and undamental change. Although Congress has not passed comprehensive healthcare reform legislation to date, Circon anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative healthcare delivery and payment systems. Responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, healthcare providers (including customers of Circon) have demanded, and in many cases received, reduced prices on medical devices. These customers are expected to continue to demand lower prices in the future. Circon cannot predict what impact the adoption of any federal or state healthcare reform measures, private sector reform or market forces may have on its business. However, pricing pressure is expected to continue to adversely affect profit margins.

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


ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

Consolidated Financial Statements:

       Balance Sheets - December 31, 1996 and 1997

       Statements of Operations for the years ended
       December 31, 1995, 1996 and 1997

       Statements of Shareholders' Equity for the years ended December 31, 1995, 1996, and 1997

        Statements of Cash Flows for the years ended
        December 31, 1995, 1996 and 1997

        Notes to Consolidated Financial Statements

(All schedules are omitted because they are not applicable, not required or the information required to be set forth therein is included in the financial statements or in the notes thereto.)


    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Circon Corporation:

We have audited the accompanying consolidated balance sheets of Circon Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended in the period December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circon Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN LLP

Stamford, Connecticut
March 6, 1998




Item 1.  Financial Statements


                    CIRCON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 1996 AND 1997

                                        ASSETS

                      (In thousands, except for share amounts)


                                                   December 31,   December 31,
                                                        1996             1997
                                                    -----------   ------------
CURRENT ASSETS:
 Cash and temporary cash investment                   $   6,234     $   3,660
 Marketable securities                                    1,074         1,115
 Accounts receivable, net of allowance of
       $1,644 in 1996 and $1,499 in 1997                 28,497        33,535
 Inventories                                             35,123        38,489
 Prepaid expenses and other assets                        1,939         1,959
 Deferred income taxes                                    8,046         6,178
                                                   ------------    ----------
      Total current assets                               80,913        84,936
                                                   ------------    ----------

DEFERRED INCOME TAXES                                       831           283

PROPERTY, PLANT, AND EQUIPMENT, NET                      53,841        53,503


OTHER  ASSETS, at cost net of accumulated amotization    33,533        30,635
                                                     ----------    ----------
                      Total assets                  $   169,118   $   169,357
                                                     ==========    ==========

                   The accompanying notes are an integral part of
                             these consolidated balance sheets.



                    CIRCON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 1996 AND 1997

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                      (In thousands, except for share amounts)


                                                     December 31, December 31,
                                                           1996         1997
                                                       ----------   ---------
CURRENT LIABILITIES:
     Current maturities of long-term                  $     429    $      390
     Accounts payable                                     6,344         4,629
     Accrued liabilities                                 12,000        10,892
     Customer deposits                                      879           688
                                                       ---------    ---------
          Total current liabilities                      19,652        16,599
                                                       ---------    ---------
NONCURRENT LIABILITIES:
     Long-term obligations                               50,565        48,799
                                                       ---------    ---------

SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
      1,000,000 shares authorized, none
      outstanding
Common stock: $0.01 par value
     50,000,000 shares authorized
     13,239,746 and 13,293,812  issued and outstanding
     in 1996 and 1997, respectively                         132           133
Additional paid-in capital                              104,426       105,079
Cumulative translation adjustment                          (502)       (1,197)
Accumulated deficit                                      (5,155)          (56)
                                                       ----------     --------
Total shareholders' equity                               98,901        103,959
                                                       ----------     --------
Total liabilities and shareholders'
     equity                                          $  169,118     $  169,357
                                                       ==========     ========
                   The accompanying notes are an integral part of
                              these consolidated balance sheets.



                      CIRCON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the years ended December 31, 1995, 1996, and 1997

                      (In thousands, except per share amounts)




                                                              1995       1996     1997
                                                           --------   --------   --------
NET SALES                                                $  160,447  $ 153,779  $ 159,954

 Cost of sales                                               72,595     67,901     71,962
 Circon/Cabot merger and product integration costs            4,212        -          -               -
                                                           --------   --------   -------
GROSS PROFIT                                                 83,640     85,878
         87,992


OPERATING EXPENSES:
 Research and development                                    11,393     11,896     10,941
 Selling, general and administrative                         64,206     64,644     66,330
 Circon/Cabot merger and product integration and other costs  4,221        -          -
 Facilities shutdown expense (see note 3)                       -        2,629        -
 Reorganization (see note 5)                                    -          -          512
                                                           --------   --------   --------
 Total operating expenses                                    79,820     79,169     77,783

INCOME FROM OPERATIONS                                        3,820      6,709     10,209

 Circon/Cabot merger related transaction costs               (4,936)       -          -
 USSC Tender Offer (see note 4)                                 -       (3,000)       -
 Interest income                                              1,346        347        247
 Interest expense                                            (5,946)    (4,199)    (4,062)
 Other income (expense), net                                   (251)       141        131
                                                           ---------  ---------  --------
INCOME (LOSS) BEFORE INCOME TAXES                            (5,967)        (2)     6,525


 Provision (benefit) for income taxes                          (574)       (73)     2,276
 Non-recurring tax benefit (see note 6)                         -       (2,000)      (850)
                                                          ----------  ---------  ---------
NET INCOME (LOSS)                                       $    (5,393)   $ 2,071  $   5,099
                                                          ==========  =========  ========

EARNINGS (LOSS) PER SHARE BASIC:                        $     (0.44)   $  0.16 $     0.38
                                                          ==========  =========  =========
EARNINGS (LOSS) PER SHARE DILUTED:                      $     (0.44)   $  0.16 $     0.37
                                                          ==========  =========  =========
Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding:
BASIC                                                        12,325     12,828     13,260
                                                          ----------  ---------  --------
DILUTED                                                      12,325     13,339     13,658
                                                          ----------  ---------  --------

                              The accompanying notes are an intergal part of
                                      these consolidated statements






                                               CIRCON CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                               (In thousands, except share amounts)


                                                              Notes     Unrealized                        Retained
                                               Additional  Receivable  Lossws on   Minimum   Cumulative  Earnings         Total
                              Shares     Common   Paid-in     From      Marketable  Pension   Tranalation (accumulated Shareholder's
                              Issues      Stock   Capital    Officers   Securities  Liability Adjustment   Deficit)       Equity
                            ----------  ------- --------     -------    ----------  --------  ---------  -----------  -----------
Balance December 31, 1994   12,181,391  $ 122   $ 89,749    $ (272)     $ (314)        -       $ (338)    $ (1,982)     $ 86,965

Tax benefit from exercise
 of stock options                 -       -        1,169        -            -         -           -            -          1,169
Stock options exercised        384,624     4       4,010        -            -         -           -            -          4,014
Retirement of non-vested
 shares                         (1,598)   -          -          -            -         -           -            -            -
Other                             (338)   -          -         272           -         -           -            -            272
Unrealized losses on
 marketable securities              -     -          -          -          314         -           -            -            314
Minimum pension liability           -     -          -          -           -        (143)         -            -           (143)
Cumulative translation adjustment   -     -          -          -           -          -         (175)          -           (175)
Net loss                            -     -          -          -           -          -           -        (5,393)       (5,393)
Cabot income - November and
 December 1994                      -     -          -          -           -          -           -           149           149
                             ---------- -----    -------     ------       -----     ------      ------     --------      --------
Balance December 31, 1995    12,564,079 $ 126   $ 94,928        -           -      $ (143)     $ (513)    $ (7,226)     $ 87,172

Tax benefit from exercise
 of stock options                   -     -        1,643        -           -          -           -           -           1,643
Stock options exercised         675,667     6      7,855        -           -          -           -           -           7,861
Minimum pension liability           -     -          -          -           -         143          -           -             143
Cumulative translation
 adjustment                         -     -          -          -           -          -           11          -              11
Net income                                -          -          -           -          -           -         2,071         2,071
                             ----------- ----  --------       ------     ------    -------      -------    --------      -------
Balance December 31, 1996    13,239,746 $ 132 $ 104,426         -           -        $ -       $ (502)    $ (5,155)     $ 98,901

Tax benefit from exercise
 of stock options                   -     -         118        -            -          -           -           -             118
Stock options exercised          53,613     1       528        -            -          -           -           -             529
Stock issued to Circon
  Employee Stock Purchase Plan      453   -           7        -            -          -           -           -               7
Cumulative translation
 adjustment                         -     -          -         -            -          -         (695)         -            (695)
Net income                          -     -          -         -            -          -           -         5,099         5,099
                             ----------  ----  --------     ------        ------    ------     ---------     ------     --------
Balance December 31, 1997    13,293,812 $ 133 $ 105,079        -            -      $   -      $ (1,197)     $ (56)     $ 103,959
                            ===========  ===== ========     ======        ======    ======     ========      ======     ========








                    CIRCON CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31,1995, 1996, and 1997

                                (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES                    1995       1996       1997
                                                     --------   --------   --------

 Net income (loss)                                  $ (5,393)   $ 2,071   $ 5,099

 Adjustments to reconcile net
  income  to cash provided by (used in)
  operating activities:

  Depreciation and amortization                        9,603      8,598     7,940
  Deferred income taxes                               (2,582)    (5,196)    1,411
  Other                                                  149        -         -
  Loss on disposals                                    2,042         66         5

Change in assets and liabilities:
  Accounts receivable                                    478     (1,958)   (5,038)
  Inventories                                         (2,292)    (3,478)   (3,366)
  Prepaid expenses and other assets                    2,674      1,530       209
  Current liabilities                                  1,739       (380)   (2,048)
                                                    --------   ---------  --------
Net cash provided by operating activities          $   6,418  $   1,253  $  4,212
                                                    --------   ---------  -------

                    CIRCON CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the years ended December 31,1995, 1996, and 1997

                                (In thousands)

CASH FLOWS FROM INVESTING ACTIVITIES                       1995       1996      1997
                                                         -------    -------   ------
  Disposals (acquisitions) of marketable, net           $ 15,119   $ 5,422   $   (41)
  Purchases of property, plant and equipment and other    (9,519)   (6,306)   (4,938)
                                                         -------    -------   -------
  Net cash provided by (used in) investing activities      5,600      (884)   (4,979)
                                                         -------    -------   ------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock                   4,011     7,861       536
  Repayments of long-term obligations                     (1,437)  (21,379)   (1,766)
  Tax benefit from exercise of stock options               1,169     1,643       118
  Other                                                     (478)      143        -
                                                         -------   --------   -------
  Net cash provided by (used in) financing activities      3,265   (11,732)   (1,112)
                                                         -------   --------   -------
  Cumulative translation adjustment                         (172)       11      (695)
                                                         -------   --------   -------
  Net increase (decrease) in cash and temporary
   cash investments                                       15,111   (11,352)   (2,574)

  Cash and temporary cash investments, beginning
   of period                                               2,475    17,586     6,234

  Cash and temporary cash investments, end of period   $  17,586  $  6,234   $ 3,660
                                                        ========   =======    ========
SUPPLEMENTAL DISCLOSURES

  Cash paid for interest                              $   5,398   $  3,294   $ 4,297
                                                        =======    =======    =======
  Cash paid (refunded) for income taxes, net          $   2,097   $    410   $   (86)
                                                        =======    =======    =======

                           The accompanying notes are an integral part of
                                    these consolidated statements.



               CIRCON CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997

       (In thousands except share and per share information)

(1)            Background
               ----------
                On August 28, 1995, Circon Corporation
merged with Cabot Medical Corporation ("Cabot"), collectively referred to as "Circon or the Company", in a transaction accounted for as a pooling of interests
(see Note 3). Circon's consolidated financial statements have been restated for all periods prior to the merger to include the financial position, results of operations and cash flows of Cabot.

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

               The Company sells products worldwide from its facilities in the United States, Canada, France and Germany. The German facility was closed as of December 31, 1997
(see Note 5).  Net sales by geographic area are as follows:

                          1995         1996         1997
                       --------     --------     ---------
Domestic sales         $134,262     $131,675     $138,166
International sales      26,185       22,104       21,788
                      ---------     --------     --------
                       $160,447     $153,779     $159,954
                       ========     ========     ========

(2)           Summary of Significant Accounting Policies
              ------------------------------------------
              Basis of Presentation
              ---------------------

                The Company prepares its consolidated
 financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect the reported amounts. Actual results could differ from these estimates. See additional cautionary statements in Item 7 (Management's Discussion and
Analysis).

                Principles of Consolidation
                ---------------------------

                The consolidated financial statements
include the accounts of Circon and its domestic and foreign subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

                 Sales Recognition
                 -----------------

                 The Company recognizes revenue from
product sales upon shipment of goods.

                Earnings Per Share
                ------------------

                Basic earnings per share have been
computed by dividing net income by the weighted average number of shares of common stock. Diluted earnings per share have been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares used in the calculation of diluted earnings per share was increased for the dilutive effect of shares issuable upon the exercise of warrants and stock options, except for 1995 where the effect is anti-dilutive.

                Inventories
                -----------

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

                Property, Plant, and Equipment and Other Assets
                -----------------------------------------------

                Depreciation of property, plant, and
equipment and amortization of other assets are provided for using the straight-line method over the following estimated useful lives:

    Buildings                           31-33 years
    Manufacturing equipment             3-10 years
    Office and other equipment          4-10 years
    Demonstration equipment             3 years
    Leasehold improvements and
      leasehold interest                Lower of estimated
                                        useful life or
                                        remaining term
                                        of lease
    Goodwill                            20-40 years
    Patents and licenses                3-17 years
    Trademarks                          10-23 years
    Other                               5-21 years

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

                 Cash and Temporary Cash Investments
                 -----------------------------------

                 The Company's cash and temporary cash
investments include investments in bank money market funds and other short-term, highly liquid investments with maturities of three months or less.

(3)            Cabot Business Combination
               --------------------------

                 On August 28, 1995, Circon issued 4,339,302 shares of its common stock for all the outstanding shares of Cabot Medical Corporation.

                 In connection with the merger of Circon and Cabot, $13,369 (pre-tax) of merger costs and non-recurring combination expenses were incurred and charged to expense in the third quarter of 1995. These costs include $8,433 associated with the elimination of duplicative, excess, and obsolete inventories and related production equipment and reorganizing and cross-training the sales force, and $4,936 of fees and other expenses specifically associated with the merger process.

                During the second quarter of 1996, the Company announced the planned closure of its Langhorne, Pennsylvania facility. The closure was completed by the end of 1996 and will result in reduced future operating costs through human resource and facility rationalization. In connection with this plan, the Company recorded a pre-tax charge of $2,629 consisting of $2,174 of employee severance and out-placement costs and $455 of cancellation of operating leases and other facility closure costs.

(4)            USSC Tender Offer
               -----------------

                 On August 1, 1996, United States Surgical
Corporation ("USSC") through its wholly-owned
subsidiary, USS Acquisition Corp., launched an
unsolicited tender offer (the "Offer") for all of the
common stock of the Company at a price of $18 per
share.  The Board of Directors considered the Offer
and recommended that stockholders reject it so the
Company could continue to pursue its strategic plan.
In reaching its conclusion, the Board retained and
consulted with Bear Stearns and Company as financial
advisors and Wilson, Sonsini, Goodrich & Rosati as
legal advisors. In addition, the Company retained The Abernathy/MacGregor Group Inc. to advise the
Company on public relations matters, Corporate
Investors Communications, Inc. to assist the Company
in connection with communications to stockholders and
William M. Mercer Incorporated to advise the Board of Directors on certain employee matters. In connection with rejecting the Offer, the Company adopted a
Shareholders Rights Plan and an Employee Retention
Plan, both of which are the subject of a lawsuit brought
by USSC against the Company and certain of its officers
and directors. In addition, the Company and certain of its directors and officers are also defendants in certain class action lawsuits purportedly brought on behalf of Circon stockholders. On December 16, 1996, USSC reduced the offer to $17 per share and extended the solicitation until February 13, 1997. On February 13, 1997, the offer was again extended to June 16, 1997.  On June 16, 1997,
USSC modified their tender offer by lowering the price to $14.50 and reducing the number of shares to 973,174 or
7.3% of Circon's total outstanding shares. On July 14, 1997, USSC purchased 973,174 shares at $14.50 per share.
On August 5, 1997, USSC launched a new tender offer
for all of the common stock of the Company at a price of $16.50 per share. On October 22, 1997, USSC extended the offer of $16.50 per share until November 25, 1997.
On November 25, 1997, the offer of $16.50 per share was extended until January 15, 1998. On January 15, 1998, the offer of $16.50 per share was extended until July 16,
1998.   The Company charged $3,000 into expense in
1996 primarily for costs related to the Offer and defending the stockholder litigation (see Part II, Item (3) Legal Proceedings and note 18.)

(5)            Reorganization
               --------------

       During the third quarter of 1997 the Company undertook a cost reduction/income enhancement program to improve operating margins in the second half of 1997 and 1998. As part of this program, the Company eliminated certain domestic sales territories and realigned others.
The Company recorded a $139 charge for the payment of employee severance.

                In the fourth quarter of 1997, the Company reorganized its European operations to consolidate customer service, operations, finance, and sales and marketing functions in Paris, France. As part of this consolidaiton, Circon closed its operations in Munich, Germany and recorded a charge of $373 for costs associated with employee severance and lease buyouts.

                Substantially all of the reorganization
costs referred to above were paid in 1997.

(6)            Non-Recurring Tax Benefits
               --------------------------

                 During the second quarter of 1996, Cabot was liquidated and merged into Circon. Prior to the merger, the Cabot net operating loss carryforwards (NOL's) had a valuation allowance since historical data did not support current recognition of the loss carryforwards. With the liquidation, Circon's ability to utilize these NOL's became more probable than not and the Company recognized a non-recurring tax benefit by reducing the valuation allowance by $2,000 in 1996.

                During the fourth quarter of 1997, Circon recorded $850 of non-recurring tax benefits resulting primarily from the reorganization of Circon's German subsidiary.
The reorganization enabled Circon to record the benefit of German losses and closing costs that were not previously recorded by the Company.

(7)            Marketable Securities
               ---------------------

                The Company classifies its investments as available-for-sale and does not hold any trading securities. In 1995, the Company recorded an income statement charge of $272, included in other expense, to recognize market value losses on securities that were liquidated in early 1996 in connection with the redemption of the Cabot convertible debentures.

                The following summarizes the Company's
marketable securities at December 31, 1996 and 1997:

                                     1996              1997
                                   -------           -------
Available-for-sale
------------------

Mutual fund of preferred
  stock of utility companies       $ 1,074           $ 1,115
                                   =======           =======

(8)            Inventories
               -----------
                Inventories at December 31, 1996 and 1997 consist of the following:

                        1996                1997
                      -------            -------
Raw materials         $11,995            $ 8,559
Work in process        17,938             18,309
Finished goods          5,190             11,621
                      -------            -------
                      $35,123            $38,489
                      =======            =======

(9)            Property, Plant and Equipment
               -----------------------------

       Property, plant and equipment consists of the following at December 31, 1996 and 1997:

                                         1996              1997
                                       -------          -------
Land                                   $ 3,380          $ 3,380
Building                                24,914           25,549
Manufacturing equipment                 21,135           22,154
Office and other equipment              11,864           14,176
Platinum used in manufacturing
  equipment                              1,434            1,423
Demonstration equipment                 25,055           27,539
Construction in progress                 2,677              610
Leasehold improvements                   1,199            1,217
                                       -------          -------
                                        91,658           96,048
Less - Accumulated depreciation
      and amortization                 (37,817)         (42,545)

                                       $53,841          $53,503
                                       =======          =======

(10)          Other Assets
              ------------

                 Other assets consist of the following at December 31, 1996 and 1997:

                                     1996                1997
                                  -------             -------
Goodwill                          $15,480             $15,451
Patents and Licenses                9,006               9,006
Trademarks                         20,536              20,536
Other                               3,353               3,368
                                   -------             -------
                                   48,375              48,361

 Less - Accumulated amortization  (14,842)            (17,726)
                                  --------            --------
                                  $33,533              $30,635
                                  =======              =======

(11)          Accrued Liabilities
              -------------------
                 Accrued liabilities consist of the following at December 31, 1996 and 1997:

                                         1996                1997
                                      -------             --------
Payroll and payroll related           $ 6,433             $  6,135
Interest                                  718                   47
Taxes - other than income                 686                1,067
Professional fees                       1,620                  615
Other                                   2,543                3,028

                                      $12,000              $10,892
                                      =======              =======

(12)          Income Taxes
              ------------

                The components of the provision (benefit) for income taxes applicable to income (loss) for the three years ended December 31, 1995, 1996 and 1997 are as follows:

                             1995         1996          1997
Federal                    ------       ------        ------
   Current                 $1,400       $1,100        $  -
   Deferred                (1,877)      (3,164)        1,301
                           -------      -------       ------
                             (477)      (2,064)        1,301
                           -------      -------       ------
State
  Current                     497          148           -
  Deferred                   (617)        (158)          110
                           -------      -------        ------
                             (120)         (10)          110
                           -------      -------        ------

Foreign
  Current                      23            1            15
                           -------      -------        -----
Provision (benefit) for
  income taxes             $ (574)     $(2,073)       $1,426
                           =======     ========       =======

               The income before provision for income taxes includes foreign pretax losses of $634, $427, and $394 in 1995, 1996 and 1997, respectively.

               For income tax purposes, the Company deducts the difference between market value and exercise price arising from the exercise of non-qualified stock options and disqualifying dispositions of stock acquired under the Company's qualified plans. Any reductions in income taxes payable resulting from these differences are credited to additional paid in capital. A benefit of $1,169, $1,643 and $118 was credited to additional paid in capital during 1995, 1996, and 1997, respectively.

           A reconciliation of the provision (benefit) for income taxes to the Federal statutory provision (benefit) is as follows:

                                           1995         1996      1997
                                         --------     ------    -------
Federal statutory provision (benefit)    $(2,029)   $  (1)      $ 2,218
State tax, net of federal income
  tax benefit                                (60)       (10)        261
Addition (reduction) in valuation
  allowance                                  716     (2,000)       (305)
Non-deductible goodwill and
  amortization                               (60)        20          98
Tax exempt income                           (239)        -           -
Benefit of foreign sales corporation        (102)      (350)       (208)
Loss of foreign subsidiaries for which
  no benefit is currently available          179         15         134
Deduction related to foreign subsidiary       -          -         (545)
Non-deductible merger costs                 1,074        -           -
Research and development credit                -       (115)       (178)
Other                                         (53)      238         (49)
                                          --------  --------    -------
                                           $ (574)  $(2,073)    $ 1,426
                                          ========  ========    ========

               The components of the net deferred tax asset are as follows:

                                        1996           1997
                                      -------         ------
Inventory reserves                    $3,739          $3,215
Accrued vacation                         591             673
Net operating loss carryforwards       4,534           3,772
Income tax credit carryforwards        1,620           2,797
Depreciation                          (4,128)         (5,320)
Other reserve                          2,371           2,285
Other                                    856            (560)
                                      ------          ------
                                       9,583           6,862
Valuation allowance                     (706)           (401)

Net deferred tax asset                $8,877          $6,461
                                      ======          ======

               At December 31, 1996 and 1997, the Company
has recorded a deferred tax asset of $1,620 and $2,797, respectively, consisting of research and development credits not previously utilized and alternative minimum tax credit
carryforwards.   At December 31, 1996 and 1997, the
Company has recorded a deferred tax asset of $1,620 and $2,797, respectively, consisting of research and development credits not previously utilized and alternative minimum tax credit carryforwards. To the extent not used, the research and development tax credit carryforward expires in various amounts beginning in 2006. Additionally, the Company has a deferred tax asset for federal and various state net operating losses of $4,534 and $3,772 in 1996 and 1997, respectively. The federal net operating loss will begin expiring in 2006 and the various state net operating losses will begin expiring in 1999.

               The Company has recorded a valuation allowance, which at December 31, 1996, represents Cabot losses subject to separate state income tax return limitations and capital loss carryforwards. The valuation allowance at December 31, 1997 has been reduced due to the Company's increased ability to utilize the separate state net operating loss carryforwards and the capital loss carryforward. Due to the reduction of the valuation allowance, the Company recognized a non-recurring tax benefit of $305 in 1997.
Based on projected earnings and the Company's current tax planning strategies, the Company believes it is more probable than not that the remaining net deferred tax asset will be realized.

(13)          Long-Term Obligations
              ---------------------

                Long-term obligations as of December 31, 1996 and 1997 consist of the following:

                                          1996         1997
                                        -------      -------
Revolving credit facility               $46,500      $46,000
Industrial development
  authority bonds due
  December 2, 2006                        4,435        3,165
Other                                        59           24
                                        -------      -------
                                         50,994       49,189

Less: current maturities                   (429)        (390)
                                        -------      -------
                                        $50,565      $48,799
                                        =======      =======

               The Company has a five year $75,000 reducing revolving credit facility (the "Credit Facility") with a syndicate of banks which provides for direct borrowings and a maximum of $5,000 in letters of credit. The line of availability under the credit facility is reduced by $3,000 every six months and is $66,000 at December 31, 1997.
The Company has the option to borrow money based upon (i) the higher of the prime rate or an adjusted federal funds rate or
(ii) an adjusted Eurodollar rate. The unused portion of the Credit Facility has a commitment fee which ranges from .1875% to .375%.
The Credit Facility, which expires August 1, 2001, contains certain restrictive financial covenants and is secured by substantially all of the assets of the Company.

               The Company has a letter of credit in the amount of approximately $3,307 as of December 31, 1997 underlying $3,555 of tax exempt Industrial Development Authority Bonds (the "Bonds") issued in December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments. The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgement and prevailing market conditions at the time. The Bonds and the letter of credit are collateralized by the Company's two
Langhorne, Pennsylvania facilities. These facilities had a net carrying value of $4,543 as of December 31, 1997.

               Future principal maturities of the long-term obligations are as follows:

               1998                   $    390
               1999                        405
               2000                        430
               2001                     46,450
               2002                        475
               Thereafter                1,039
                                        ------
                                       $49,189
                                       =-=====

(14)          Retirement Plans
              ----------------

                The Company has a defined benefit retirement plan (the "Plan") covering certain hourly union employees at one of the Company's manufacturing facilities. The components of pension expense are as follows:

                                            1995     1996    1997
                                           -----    -----   -----
Service cost - benefits earned
  during the year                          $  46    $  73   $  79
Interest cost on projected benefit
  obligation                                  73       91      98
Actual return on plan assets                 (38)     (40)    (48)
Deferred loss on net assets                  (29)     (45)    (51)
Amortization of prior service cost            14       24      23
Amortization of net loss (gain)
  from earlier periods                         3       15      11
                                           -----    -----   -----
Net pension expense                        $  69    $ 118   $ 112
                                           =====    =====   =====

               Annual contributions to the Plan are at least equal to the minimum required by law. The benefit obligations and funded status of the Plan are as follows:

                                                  1996         1997
                                                --------     -------
    Actuarial present value of accumulated
     benefit obligation, including vested
     benefits of $1,246 in 1996 and
     $1,331 in 1997                             $(1,368)     $(1,424)
                                                ========      =======
    Projected benefit obligation for service
     rendered to date                            (1,368)      (1,493)

    Plan assets at market value, primarily
     fixed income securities                        951        1,086
                                                -------       ------
    Projected benefit obligation in excess
     of plan assets                                (417)        (407)

    Unrecognized net loss                           322          347

    Unrecognized prior service cost                 232          208

    Adjustment required to recognize
     minimum liability                             (557)        (488)

    Unrecognized net obligations at
     January 1, 1989 being amortized
     over 15 years                                    3            2
                                                 ------       ------
       Pension liability                        $  (417)     $  (338)
                                                 ======        ======

       The discounted rate assumed in determining the actuarial present value of benefit obligations was 7.25% and 7.00% for 1996 and 1997, respectively. The expected long term rate of return on assets was 10% for 1996 and 1997.
There were no plan amendments during 1996 or 1997.

       Certain other hourly manufacturing employees are covered by a union-sponsored collectively-bargained, multi-employer pension plan. Contributions to this plan are based on collectively-bargained agreements and were approximately $196, $313 and $331 in 1995, 1996 and 1997, respectively.

       The Company maintains a 401(k) savings plan for all employees except those excluded by collective bargaining agreements. The Company matches 50% of the first 3% of employee contributions. The amounts charged to income for the Company match were $257, $332 and $512 in 1995, 1996 and 1997, respectively. Beginning January 1, 1996, Cabot employees became eligible to participate in the 401(k) savings plan.

(15)   Stock-Based Compensation Plans
       ------------------------------

       Statement of Financial Accounting Standards ("SFAS")
No. 123, "Accounting for Stock Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for phantom stock rights are recorded annually based on the quoted market price of the Company's stock at the end of the period.

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

                                     1996         1997
                                   ------       ------
       Net Income:  As Reported    $2,072       $5,099
                    Pro Forma       1,417        4,562

       Basic EPS:   As Reported      0.16         0.38
                    Pro Forma        0.11         0.34

       The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

       The 1993 Plan was adopted by the Board of Directors of Circon Corporation, and subsequently approved by the stockholders. Pursuant to the 1993 Plan, the Company may grant options for shares of common stock to employees and consultants of the company, for a price not less than the fair market value on the date of grant. The total number of shares of stock with respect to which options may be granted under the 1993 Plan is 2,000,000 shares. As of December 31, 1997,
774,691 options have been issued under the 1993 Plan.

       The 1995 Plan was adopted by the Board of Directors of Circon Corporation, and subsequently approved by the stockholders. Pursuant to the 1995 Plan, the Company may grant options for shares of common stock to directors who are not officers of the Company, for a price not less than 85% of the fair market value of the common stock on the date of grant. The total number of shares of stock with respect to which options may be granted under the 1995 Plan shall be 200,000 shares. As of December 31, 1997, 58,574 options have been issued under the 1995 plan.
Option activity during 1995, 1996 and 1997 are summarized as follows:





                                                          1995                  1996                       1997
                                                    -------------------   -------------------  ----------------------------
                                       Option                 Weighted               Weighted              Weighted Average
                                      Exercise                 Average               Average      Price          Exercise
                                       Range        Shares       Price       Shares   Price     Shares             Price
                                  ---------------  ---------   --------   ---------  --------  ----------  ---------------
Outstanding at beginning of year  $ 2.89 - 19.125  1,873,705    $10.823   1,669,649   $10.740   1,041,318         $10.054
Granted                             8.75 - 17.000    330,625     12.201     176,402    10.304     204,378          15.026
Exercised                           2.89 - 18.750   (384,624)    10.442    (675,667)   11.596     (53,613)         10.009
Forfeited                           5.00 - 19.125   (150,057)    12.254    (129,066)   11.186    (101,244)         10.786
                                                   ----------             ---------            -----------
Outstanding at end of year          2.89 - 18.750  1,669,649     10.740   1,041,318    10.054   1,090,839          10.918
Exercisable at end of year          2.89 - 18.750    836,825     11.267     428,737    10.451     595,439          10.734
Weighted average fair value of
 options granted                                                  5.820                 6.270                       9.701

The following table summarizes information about stock options outstanding at December 31, 1997:

                                         Options Outstanding                       Options Exercisable
  ---------------       ------------------------------------------------      -------------------------------
                             Number        Weighted Average   Weighted          Number          Weighted
       Range of          Outstanding at       Remaining        Average        Exercisable        Average
  Exercise Prices           12/31/97      Contractual Life   Exercise Price    at 12/31/97   Exercise Price
  ---------------       ------------       -------------     -----------      ------------   ---------------
  $ 3.50 - $ 6.25           57,030             1.362           $ 3.992            56,030            $ 3.965
    6.26 -  12.75          779,673             6.193             9.828           399,769              9.954
   12.76 -  18.75          254,136             7.697            15.813           139,640             15.683
                         ----------                                           ------------
  $ 3.50 - $18.75        1,090,839             6.291           $10.918           595,439            $10.734
                         ==========                                           ============



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1997, respectively: risk-free interest rates of 6.05 and 6.27 percent; expected lives of 7 years; expected dividend rate of zero; and expected volatility of 51.94 and
54.41 percent.

(16)   Earnings Per Share

       A reconciliation of the Company's basic and diluted earnings (loss) per share calculations for the three years ended
December 31, 1997 is as follows:

                                                             Per Share
(In thousands)                             Income    Shares    Amount
For the year ended December 31, 1995:      -------   ------   --------
-------------------------------------

Basic and Diluted Loss Per Share:
Net Loss                                  $(5,393)    12,325   $(0.44)
                                           =======    ======   =======

For the year ended December 31, 1996:
-------------------------------------

Basic Earnings Per Share:
Net Income                                $ 2,071     12,828    $0.16

Stock Options and Warrants                               511
                                                      ------

Diluted Earnings Per Share:
Net Income                               $ 2,071      13,339    $0.16
                                          ======     =======    =====

For the year ended December 31, 1997:
------------------------------------

Basic Earnings Per Share:
Net Income                               $ 5,099     13,260     $0.38

Stock Options and Warrants                              398
                                                     ------

Diluted Earnings Per Share
Net Income                               $ 5,099     13,658     $0.37
                                         =======     ======     =====

       Due to net loss for the year ended December 31, 1995, all stock options and warrants were antidilutive, regardless of the exercise prices. Options and warrants to purchase 357,034 and 257,707 shares of common stock as of December 31, 1996 and 1997, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

In 1997, the Company adopted FAS No. 128, "Earnings per Share,"
As a result, the Company's reported earnings per share for prior years were restated. The effect of this accounting change on previously reported earnings per share data was to increase 1995 basic loss per share by $0.03 compared to the previously reported calculation of primary loss per share. Earnings per share did not change for 1996.

(17)   Rights and Warrants
       -------------------

       On August 21, 1996, the Company issued a dividend of one right ("Right") for each share of the Company's common stock. Each Right represents the right to purchase one-thousandth of a share of Series A Participating Preferred Stock upon terms and conditions set forth in the Rights Agreement. Accordingly, 40,000 of the Company's authorized but unissued Preferred Stock was designated as "Series A Participating Preferred Stock."

       In 1989, the Company issued to the Company's president warrants (the "Warrants") to purchase up to $2.5 million of common stock at $4.33 per share (or less under certain circumstances). The Warrants were issued in consideration for the president agreeing to restructure his commitment to provide working capital to the Company and to convert, at the demand of the Company, outstanding borrowings owed to him into common shares (at the market price per share on the conversion date) to prevent technical default under the Company's loan agreement (the "Stock Purchase Commitment"). On May 7, 1990, the Company's president agreed to return the Warrants. The Company terminated the Stock Purchase Commitment and issued a warrant which allow the president to purchase 100,000 shares of common stock at $4.61 per share. The warrants remain outstanding and expire on January 1, 2000 or earlier under certain circumstances.

       The Company has a warrant plan for consultants. A total of 25,000 shares of common stock has been reserved under this plan and warrants to purchase 3,000 shares have been granted with an exercise price of $18.75 per share, of which 1,000 are still outstanding.

       Pursuant to the merger with Cabot Medical Corporation in August 1995, the Company assumed 126,767 outstanding warrants issued to Medical Engineering Corporation at an exercise price of $28.398 per share. These warrants remain outstanding and expire on July 29, 1999.

(18)   Commitments and Contingencies
       -----------------------------

       Leases
       ------

       The Company leases six facilities, one each in Connecticut, Ohio, Germany, France and two in Canada, under operating leases which expire in 2003, 1999, 2002 and 2002, respectively. These leases provide for additional rental payments to cover property taxes, insurance and maintenance. In addition, the Company leases office equipment and vehicles. Rental expense for the years ended
December 31, 1995, 1996 and 1997 was $1,543, $1,497, and
$1,910,  respectively.

       The minimum lease payments at December 31, 1997 are as follows:

            1998                            1,895
            1999                            1,850
            2000                            1,812
            2001                            1,809
            2002                            1,807
            2003 and thereafter               471
                                           ------
                                           $9,644
                                           ======
       Contingencies
       -------------

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

(19)   Quarterly Financial Information (Unaudited)
       ------------------------------------------

       The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 1996 and 1997:

                                         Quarter Ended
                            ---------------------------------------------
1996                        March 31    June 30   September 30  December 31
--------                    --------    -------  -------------  -----------
Net sales                   $39,962     $37,062     $ 38,369      $38,386
Gross profit                 22,198      20,596       21,339       21,745
Operating income (loss)       3,578      (1,166)       1,857        2,440
Net income (loss)             1,659         705       (1,525)       1,232
Basic net income (loss)
  per share                $   0.13   (A)$ 0.06  (B)$  (0.12)     $  0.09
Diluted net income (loss)
  per share                $   0.13   (A)$ 0.05  (B)$  (0.12)     $  0.09

1997
--------
Net sales                    38,393      40,455       41,034       40,072
Gross profit                 21,466      21,782       22,257       22,487
Operating income              2,003       1,522        2,897        3,787
Net income                      791         440        1,236        2,632
Basic net income
  per share                 $  0.06     $  0.03   (C)$  0.09  (D)$   0.20
Diluted net income
   per share                $  0.06     $  0.03   (C)$  0.09  (D)$   0.19

A. Includes facility shut down expense and non-recurring income tax benefit - see Notes 3 and 6
B.     Includes USSC tender offer charges - see Note 4
C.     Includes a charge associated with a cost reduction program - see note 5
D. Includes a charge for reorganization of the European operations and a non recurring tax benefit - see notes 5 and 6
Item 9.     Changes in and Disagreements with
                Accountants on Accounting and Financial
                Disclosure.

            None.

                              PART III


Item 10.     Directors and Executive Officers of the Registrant.

Directors of the Registrant

          The Company's Board of Directors is divided into three classes. The term of one of the three classes expires each year. The term of the Class I Directors expires in 2000 and each third year thereafter, the term of the Class II Directors expires in 1998 and each third year thereafter, and the term of the Class III Directors expires in 1999 and each third year thereafter. If any Director who was elected while serving as an officer ceases to be an officer during that Director's term, such Director's term will expire at the next subsequent annual meeting of Shareholders.

          The following persons are currently serving on the Board of Directors of the Company:

                                                                   Director
         Name        Principal Occupation          Class     Age    Since
----------------     -------------------------     -----    ----    --------
Richard A. Auhll     Chairman of the Board,          III      56      1969
                     President and Chief
                     Executive Officer of the
                     Company

John F. Blokker      President and Chief Executive   III      68      1991
                     Offier, Luxcom, Inc.

George A. Cloutier   Chairman of the Board            II      52      1997
                     President and Chief Executive
                     Officer of American
                     Management Services, Inc.

Charles M. Elson     Professor of Law, Stetson         I      38      1997
                     College of Law

Harold R. Frank      Investor                        III      73      1984

Victor H. Krulak,    President of Words Limited        I      84      1997
Lt. Gen.


R. Bruce Thompson    Executive Vice President and     II      53      1997
                     Chief Financial Officer of the
                     Company


         Mr. Auhll has been the Chairman of the Board of
Directors, President and Chief Executive Officer of the
Company since 1969.   Prior to 1969, Mr. Auhll held
positions with United Technologies Corporation and was a management consultant. Mr. Auhll is a member of the Board of Trustees of the University of California at Santa Barbara Foundation and a member of the Foundation's Executive Committee. He is past Chairman of the Board of Directors of Seton School for Developmentally Disabled Children.

         Mr. Blokker is President and Chief Executive Officer of Luxcom, Inc. He was a general partner of Hambrecht & Quist Venture Partners, an investment banking firm, from February 1985 to February 1988. Prior to 1985, he served for twenty-seven years in various executive and management positions including Vice President, General Manager with Hewlett-Packard Company, a manufacturer of computers and electronic test and measurement instruments. He is a member of the Boards of Directors of Mid-Peninsula Bank of Palo Alto and Whittier Trust Company.

         Mr. Cloutier is Chairman of the Board, President and Chief Executive Officer of American Management Services, Inc., a consulting firm for small to mid-size businesses. Prior to founding American Management Services in 1986,
Mr. Cloutier held a number of executive positions with companies providing a broad range of business consulting and management services.

         Mr. Elson has been a Professor of Law at Stetson
University College of Law in St. Petersburg, Florida since
1990.  He has served of Counsel to the law firm of Holland
& Knight since 1995.  Mr. Elson is a director of Sunbeam
Corporation.

         Mr. Frank is the founder of Applied Magnetics Corporation, a manufacturer of magnetic recording heads.
He served as Chairman of its Board of Directors from inception until February, 1996 and continues to serve as a Director. Mr. Frank currently serves on the Board of Directors of Trust Company of the West and as Chairman of the Board of Key Technology, Inc. Mr. Frank is past Chairman of the Board of the American Electronics Association.

         Lt. Gen. Krulak has served as President of Words Limited, an editorial and feature syndicate, since 1988. Prior to 1988, he served a distinguished career with the U.S. Marine Corps from 1934 until his retirement as Lieutenant General in 1968. Lt. Gen. Krulak held positions with Copley News Service from 1968 until 1977, serving as Vice President and then President prior to his retirement in 1977.

         Mr. Bruce Thompson has been Executive Vice
President and Chief Financial Officer of the Company since 1985, and Vice President since 1982. He joined the Company in 1977 as Controller. Prior to 1977, Mr.
Thompson held positions with Heyer-Schulte Corporation, a subsidiary of American Hospital Supply Corporation, and Cutter Laboratories Inc. Mr. Thompson is a member of the Board of Directors and Chairman of the Finance
Committee of MEDMARC Insurance Company, a product liability insurance provider for medical product companies.

Executive Officers of the Registrant

                                                                    First Year
                                                                    Elected
    Name                Position with Company             Age       Office
----------------        ---------------------            -----     --------
Richard A. Auhll        President and Chief               56          1969
                        Executive Officer

Winton L. Berci         Vice President,                   42          1989
                        Marketing and Sales

Frank D. D'Amelio       Vice President, Chief             39          1989
                        Manufacturing Officer

Andrew D. Simons        Vice President                    37          1996
                        Secretary, General Counsel

R. Bruce Thompson       Executive Vice President          53          1982
                        Chief Financial Officer

David P. Zielinski      Vice President, General           55          1994
                        Manager ACMI Division


         For certain information concerning the business experience of Mr. Auhll and Mr. Thompson, refer to previous section titled "Directors of the Registrant."

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

Item 11.     Executive Compensation.

Compensation Tables

        Summary Compensation Table. The following table sets forth three years of compensation history for the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company as of the last completed fiscal year:


                                 Annual Compensation  (1)                         Long-Term Compensation
                                 ------------------------                         ------------------------------
                                                                                 Awards                  Payouts
                                                                                 ------------------      --------
                                                               Other                      Securities
                                                               Annual       Restricted    Underlying      LTIP      All Other
 Name and                                                      Compen-        Stock        Options        Payouts   Compen-
 Principal Position       Year   Salary ($)   Bonus ($)  (2)   sation ($)       $            (#)             $      sation ($)
-------------------       ----   ----------   ---------       ----------    ----------    ---------       -------   ----------
R. Auhll                  1997   $265,860     $ 45,316   (3)      -              -           -               -       $10,538   (5)
 President, CEO and       1996   $316,500     $ 39,274            -              -           -               -       $10,538
 Chairman of the Board    1995   $298,000     $136,739            -              -           -               -       $10,408

F. D'Amelio               1997   $171,045     $ 11,665   (4)      -              -        10,000             -       $ 4,344   (6)
 Vice President           1996   $181,000     $ 43,365            -                          -               -       $ 4,432
 Chief Manufacturing      1995   $169,000     $ 58,000            -              -           -               -       $ 3,672
 Officer

R.B. Thompson             1997   $166,320     $ 11,343   (4)      -              -        10,000             -      $  5,454   (7)
 Executive Vice President 1996   $176,000     $ 26,860            -              -           -               -      $  5,312
 Chief Financial Officer  1995   $166,000     $ 64,840            -              -           -               -      $  4,192

W. Berci                  1997   $154,262     $ 10,522   (4)      -              -        10,000             -      $  3,741   (8)
 Vice President           1996   $163,240     $ 39,329            -              -           -               -      $  3,621
 Marketing and Sales      1995   $154,000     $ 45,500            -              -           -               -      $  3,283

A. Simons                 1997  $146,806      $ 10,013   (4)      -              -        10,000             -      $  1,766   (9)
 Vice President           1996  $155,350      $  9,519            -              -        10,000             -      $  1,704
 Secretary and            1995       N/A           N/A            -              -           -               -      $   N/A
 General Counsel




(1) Included amounts earned in fiscal year, whether or not deferred.
(2) Bonus amounts for 1997 have not been fully calculated or paid. Such amounts will be filed in the Company's 1998 Proxy Statement.
(3) Includes incentive payments earned as part of cost cutting incentive program implemented in August 1997. Mr. Auhll's salary was reduced
        20% as part of the August 1997 cost reduction program
(4) Includes incentive payments earned as part of cost cutting incentive program implemented in August 1997. Other executive officers' salearies were reduced 10% as part of the August 1997 cost reduction program.
(5) Reflects $4,750 Company match of employee contributions to 401(k) plan and $5,788 premium on life insurance paid by the Company.
(6) Reflects $3,585 Company match of employee contributions to 401(k) plan and $759 premium on life insurance paid by the Company.
(7) Reflects $3,554 Company match of employee contributions to 401(k) plan and $1,900 premium on life insurance paid by the Company.
(8) Reflects $3,107 Company match of employee contributions to 401(k) plan and $634 premium on life insurance paid by the Company.
(9) Reflects $1,163 Company match of employee contributions to 401(k) plan and $603 premium on life insurance paid by the Company.


      Option/SAR Grants in Last Fiscal Year. The following table sets forth, for each of the executive officers in the Summary Compensation Table above, stock options granted during the year ended December 31, 1997. The Company has never granted stock appreciation rights (SARs).



                                                                               Potential Realizable Value at
                       Number of     % of Total                                  Assumed Annual Rates of
                       Securited       Options                                   Stock Price Appreciation
                       Underlying     Granted to     Exercise                        for Option Term
                        Options      Employees in      Price     Expiration   ----------------------------
Name                   Granted (#)   Fiscal Year     ($/Share)     Date          5%($)           10%($)
--------------------   -----------  ------------     ---------   ----------   ------------   -------------
All Shareholders (1)       n/a           n/a            n/a          n/a      $135,856,617   $344,287,331

R. Auhll                  none           n/a            n/a          n/a            n/a           n/a

R. B. Thompson           10,000 (2)      6.86%        $16.25      10/09/07    $    102,195   $    258,983

F. D'Amelio              10,000 (2)      6.86%        $16.25      10/09/07    $    102,195   $    258,983

W. Berci                 10,000 (2)      6.86%        $16.25      10/09/07    $    102,195   $    258,983

A. Simons                10,000 (2)      6.86%        $16.25      10/09/07    $    102,195   $    258,983


(1) Total dollar gain based on assumed annual rate of stock appreciation shown here and calculated on 13,293,812 shares outstanding as of Dececmber 31, 1997, based on a ten year term.

(2) Options were granted on 10/09/97 and are exercisable on 12/31/98. Options expire 10 years from grant date




      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, each exercise of stock options during the year ended December 31, 1997 and the year-end value of unexercised options:




                                                     Number of Securities              Value of Unexercised
                                                 Underlying Unexercised Options       In-the-Money Option                       In-t
                  Shares                             At Fiscal Year End 1997         at Fiscal Year End 1997
                  Aquired on          Value      -------------------------------  -------------------------------
 Name             Exercise (#)     Realized($)    Exercisable      Unexercisable  Exercisable (1)  Unexercisable (1)
--------------    ------------     -----------    -----------      -------------  ---------------  -----------------
R. Auhll              n/a              n/a            40,000  (2)         -           $200,000(2)       -

R.B. Thompson         n/a              n/a             8,571           21,429         $ 51,426       $ 68,574

F. D'Amelio           n/a              n/a            29,377           28,252         $268,974       $111,171

W. Berci              n/a              n/a            19,771           21,429         $177,426       $ 68,574

A. Simons             n/a              n/a             1,429           18,571         $  9,289       $ 55,712



(1) Excess of $15.25 (market price at year end) over exercise price.
(2) Mr. Auhll also holds warrants to purchase 100,000 shares which were fully exercisable at year end.
         The value of these warrants, computed as in Note 17, was $1,064,000. The warrants were issued in 1990 in connection with Mr. Auhll's guarantee of certain indebtedness of the Company and not in connection with his performance of services to the Company.


Compensation of Directors

      The compensation for outside directors was modified effective July 1, 1997, as discussed below. First, the annual retainer for services as a director was increased from $2,500 to $10,000. Second, provision was made for annual grants of Common Stock equivalents. These changes were made to bring the Company's directors within comparable levels of compensation for companies similar in size, capital structure and board structure.
The new compensation program is designed to ensure that a significant portion of a non-employee director's compensation is equity-based and, therefore, highly dependent on the long-term performance of Circon
Common Stock. Thus, the program is designed to align the interests of Circon's non-employee directors and its shareholders.

      Effective July 1, 1997, each director who is not an employee of the Company receives an annual retainer of $10,000 for services as a director. These fees are paid quarterly in cash. Directors continue to receive a fee of $500 for each Board and committee meeting attended and reimbursement for expenses incurred in connection with attendance at Board and committee meetings.

      In 1995, the shareholders approved the adoption of the 1995 Directors Stock Option Plan (the "1995
Plan") to replace the 1984 Directors Stock Option Plan
(the "1984 Plan") which expired in 1994. The 1995 Plan is substantially similar to the 1984 plan. Under the 1995 Plan, options for up to 200,000 shares of common stock may be granted to directors who are not officers of the Company, for a price not less than 85% of the fair market value of the common stock on the date of grant. The vesting schedule for the options granted is determined by a committee of directors at the time of the option grant. The maximum option term is ten years. If the optionee ceases to be a director for any reason, any options granted which have not been exercised will be canceled according to the terms of the stock option agreement. No options were granted to directors in 1996. In July 1997, each director who is not an employee of the Company received a grant of Common Stock options in recognition of services rendered over the past year. The number of options granted in the July 1997 grant to a particular director was determined by using a schedule designed to bring that director's total stock options vesting in 1997 to 11,000 shares. Subsequent grants will be done on an annual basis and will be based on a vesting schedule not to exceed 5,000 shares per year.

      The Company also provides director liability insurance for all directors.

Severance Agreements

      In August 1996, the Company established a Management Retention Plan (the "Plan") designed to retain managers and ease their concerns regarding a possible change in control of the Company. All of the Company's executive officers are participants in the Plan as well as certain other key employees, including the domestic sales force, at reduced benefit levels.
The Plan provides for severance benefits of 2.5 times the participant's Annual Compensation (as defined in the Plan) in the case of Mr. Auhll and 2.0 times the participant's Annual Compensation in the case of Mr. Thompson, Mr. D'Amelio, Mr.
Berci and Mr. Simons. The severance benefit is only paid if the officer is involuntarily terminated other than for "cause" (defined below) following a "change in control" (defined below), provided, however, that one third of the severance benefit will be paid to the officer as a retention payment if the officer remains employed by the Company for ninety days after the date of the change in control. The Plan also provides for continuation of healthcare benefits in the event of an involuntary termination without cause for 2.5 years in the case of Mr. Auhll and 2.0 years in the case of the other named executive officers.

      The Plan terminates on August 20, 1999, unless extended by the Board of Directors or a change in control occurs prior to that time. Except with respect to amendments that are not adverse to Participants, the Plan is not subject to any amendment or termination prior to the Plan's expiration.

      "Cause" is defined in the Plan as (I) any act of personal dishonesty taken by the participant in connection with his responsibilities as an employee and intended to result in s ubstantial personal enrichment of the participant, (ii) the participant's conviction of a felony, (iii) a willful act by the participant which constitutes gross misconduct and which is injurious to the Company, or (iv) continued substantial violations by the participant of the participant's employment duties which are demonstrably willful and deliberate on the participant's part after there has been delivered to the participant a written demand for performance from the Company which specifically sets forth the factual basis for the Company's belief that the participant has not substantially performed his duties.

      A "Change of Control" is defined in the Plan as the occurrence of any of the following: (I) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities
Exchange Act of 1934, as amended) becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company's then outstanding voting securities; or (ii) a change in the composition of the Board occurring within a two-year period, as a result of which fewer than a majority of the directors are incumbent directors. "Incumbent directors" shall mean directors who either (a) are directors of the Company as of the date hereof, or (b) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the incumbent directors at the time of such election or nomination
(but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company); or (iii) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger of consolidation; or (iv) the consummation of the sale or disposition by the Company of all or substantially all the Company's assets.

Information Regarding Compensation Committee Interlocks and
 Insider Participation

      Directors Auhll, Frank and Cloutier comprise the
Compensation Committee. Mr. Auhll also serves as President and Chief Executive Officer of the Company. Mr. Auhll participates in discussions regarding compensation for executive officers, except discussions regarding the Chief Executive Officer.

      No other member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. Furthermore, there are no compensation committee interlocks between Circon and other entities involving the Company's executive officers and board members.

Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management.

      The following table sets forth certain information as of March 18, 1998, except as otherwise indicated, regarding the beneficial ownership of Common Stock of Circon by (i)
each person who is known to Circon to be the beneficial
owner of 5% or more of Circon's Common Stock, (ii) each
director of Circon, (iii) certain executive officers of Circon and (iv) all directors and executive officers as a group.
To the Company's knowledge, the beneficial owners named
in the table have sole voting and investment power with
respect to the shares.
                                           Shares
                                        Beneficially  Percent of
    Name                                   Owned      Class(1)
-----------------------                 ------------  --------
US Surgical Corporation.  . . . . . . . 1,959,348(2)    14.4%
150 Glover Avenue
Norwalk, CT 06856

Richard A. Auhll . .  . . . . . . . . . 1,558,142(3)    11.4%
6500 Hollister Avenue
Santa Barbara, CA  93117



Chancellor LGT Asset Management, Inc  . 1,045,805(4)    7.7%
1166 Avenue of the Americas
New York, NY 10036



Harold R. Frank. . . . . . . . .. . . .    53,277(5)      *

John F. Blok . . .  . . . . . . . . . .    47,225(6)      *

R. Bruce Thompson. .  . . . . . . . . .    41,917(7)      *

Frank D. D'Amelio. .  . . . . . . . . .    29,377(8)      *

Winton L. Berci. .. . . . . . . . . . .    20,271(9)      *

Charles M. Elson . .. . . . . . . . .     17,963(10)      *

George A. Cloutier . . .. . . . . . .     16,000(11)      *

Victor H. Krulak . . .. . . . . . . .     15,463(12)      *

David P. Zielinski  . . . . . . . . .     12,179(13)      *


All directors and executive officers as a group

(11 persons) .  . . . . . . . . . . .  1,813,543(14)    13.3%

__________________________


  *        Less than 1%.

 (1)      Percent of the outstanding shares of Common Stock,
            treating as outstanding all shares issuable upon exercise of options held by the particular beneficial owners that are included in the first column.
 (2) Information is given as of December 31, 1997, and is based on a Form 4 Statement filed by this shareholder.
 (3)     Includes 140,000 shares subject to warrants and options
             exercisable currently or within 60 days.
 (4)       Information is given as of December 31, 1997, and is
             based on a Schedule 13G filed by this shareholder.
 (5)       Includes 18,858 shares subject to options exercisable
            currently or within 60 days.
 (6)       Includes 47,225 shares subject to options exercisable
            currently or within 60 days.
 (7)       Includes 8,571 shares subject to options exercisable
            currently or within 60 days.
 (8)       Includes 29,377 shares subject to options exercisable
            currently or within 60 days.
 (9)       Includes 19,771 shares subject to options exercisable
            currently or within 60 days.
(10)      Includes 11,000 shares subject to options exercisable
            currently or within 60 days.
(11)      Includes 16,000 shares subject to options exercisable
            currently or within 60 days.
(12)      Includes 11,000 shares subject to options exercisable
            currently or within 60 days.
(13)      Includes 10,179 shares subject to options exercisable
            currently or within 60 days.
(14)      Includes 313,410 shares subject to warrants and options
            exercisable currently or within 60 days.


Item 13.     Certain Relationships and Related Transactions.

          None.                             PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      a. Financial Statements and Schedules Filed

         1. Financial Statements - see Item 8 of this Report.

         2. Supplemental Schedules - see Item 8 of this Report.

      b. The Company filed no Reports on Form 8-K in the fourth quarter of 1997 with the Securities and Exchange Commission.

      c. Exhibit Index

         3.1. Certificate of Incorporation of Circon Corporation, (incorporated by reference to the Form 10-K filed by the Company for 1988).

         3.1A. Certificates of Amendment of Certificate of Incorporation of
               Circon Corporation (incorporated by reference to the Form 10-K filed by the Company for 1992).

         3.1B. Certificate of Amendment of Certificate of Incorporation of
               Circon Corporation merging Cabot Medical Corporation into Circon Corporation (incorporated by reference to the Form 10-Q filed by the Company for the quarter ended June 30, 1996).

         3.1C. Certificate of Amendment of Certificate of Incorporation of
               Circon Corporation providing that no action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting or by written consent (incorporated by reference to the Form 10-Q filed by the Company for the quarter ended June 30, 1996).

         3.1D. Certificate of Designation or Rights, Preferences and
               Privileges of Series A Participating Stock of Circon Corporation (incorporated by reference to the Registration Statement on Form 8-A filed by the Company on August 15, 1996).

         3.2A. Bylaws of Circon Corporation, as amended, (incorporated by reference to Exhibit 3.2A of the Form 10-Q filed by the Company for the quarter ended Spetember 30, 1997).

         4.1. Warrant Agreement between Richard A. Auhll and the Company dated May 7, 1990 (incorporated by reference to the Form 10-K filed by the Company for 1990).

         4.2. Preferred Shares Rights Agreement between Circon Corporation and Rights Agent dated August 14, 1996 (incorporated by reference to the Form 8-A filed by the Company on August 15,
               1996).

         10.1. 1983 Stock Option Plan, as amended.

         10.2. 1984 Directors Stock Option Plan, as amended.

         10.3. 1991 Employee Stock Purchase Plan (incorporated by reference to the Form S-8 filed by the Company on November 14, 1991).

         10.4. 1993 Stock Option Plan, as amended.

         10.5. 1995 Directors Stock Option Plan.

         10.6. Circon Corporation Business Loan Agreement covering a $75,000,000 Revolving Line of Credit between Registrant and a Bank dated November 22, 1995 (incorporated by reference to the Form 10-K filed by the Company for 1995).

         10.7. Form of Indemnification Agreement with directors and executive officers (incorporated by reference to the Schedule 14d-9 filed by the Company on August 15, 1996).

         10.8. Form of Employee Retention Plan for certain officers (incorporated by reference to Amendment No. 3 to the Schedule 14d-9 filed by the Company on August 27, 1996).

           11.   Computation of Net Income per Share.

           21.   Subsidiaries of the Registrant.  *

           23.   Consent of Independent Public Accountants.


            * Contained elsewhere herin.
Exhibit 10.2                 CIRCON CORPORATION

                    1984 DIRECTORS STOCK OPTION PLAN

               (As Amended, Effective September 26, 1997)


     1.   Purposes of the Plan.  The purposes of this Stock Option
Plan are to attract and retain the best available directors, to provide them with additional incentive and to promote the success of the Company's business.

     Options granted hereunder will be "non-statutory stock options" and will be evidenced by written option agreements.

     2. Definitions. As used herein, the following definitions shall apply:

          (a) "Board" shall mean the Board of Directors of the Company.

          (b) "Common Stock" shall mean the Common Stock of the Company.

          (c)  "Company" shall mean Circon Corporation, a
Delaware corporation.

          (d) "Committee" shall mean the Committee appointed by the Board of Directors in accordance with paragraph (a) of
Section 4 of the Plan.

          (e) "Option" shall mean a stock option granted pursuant to the Plan.

          (f) "Optioned Stock" shall mean the Common Stock subject to an Option.

          (g) "Optionee" shall mean a director who receives an Option.

          (h) "Parent" shall mean a "parent corporation", whether now or hereafter existing, as defined in Section 425(e) of the Internal Revenue Code of 1954, as amended.

          (i)  "Plan" shall mean this Directors Stock Option
Plan.

          (j) "Share" shall mean a share of the Common Stock, as adjusted in accordance with Section 11 of the Plan.

          (k)  "Subsidiary" shall mean a "subsidiary
corporation",
whether now or hereafter existing, as defined in Section 425(f) of the Internal Revenue Code of 1954, as amended.

     3.   Stock Subject to the Plan.  Subject to the provisions of
Section 11 of the Plan, the maximum aggregate number of shares which may be optioned and sold under the Plan is 210,000 shares of Common Stock. The Shares may be authorized, but unissued, or reacquired Common Stock.

     If an Option should expire or become unexercisable for any reason without having been exercised in full, the unpurchased Shares which were subject thereto shall, unless the Plan shall have been terminated, become available for future grant under the Plan.

     4.   Administration of the Plan.

          (a) Procedure. The Plan shall be administered by, and grants of options shall be made by, or only in accordance with the recommendation of, a Committee consisting of two or more persons, who may, but not need be, directors or employees of the Company, appointed by the Board of Directors but having full authority to act in the matter, none of whom is eligible to participate in this Plan. Once appointed, the Committee shall continue to serve until otherwise directed by the Board of Directors. Subject to the foregoing, from time to time the Board of Directors may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause), and appoint new members in substitution therefor, fill vacancies however caused, or remove all members of the Committee and thereafter directly administer the Plan.

          (b) Powers of the Committee. Subject to the provisions of the Plan, the Committee shall have the authority, in its discretion: (i) to determine, upon review of relevant information and in accordance with Section 8(b) of the Plan, the fair market value of the Common Stock; (ii) to determine the exercise price per share of Options to be granted, which exercise price shall be determined in accordance with Section 8(a) of the Plan; (iii) to whom, and the time or times at which, Options shall be granted and the number of shares to be represented by each Option; (iv) to interpret the Plan; (v) to prescribe, amend and rescind rules and regulations relating to the Plan; (vi) to determine the terms and provisions of each Option granted (which need not be identical) and, with the consent of the holder thereof, modify or amend each Option; (vii) to accelerate or defer (with the consent of the Optionee) the exercise date of any Option; (viii) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted; and (ix) to make all other determinations deemed necessary or advisable for the administration of the Plan.

          (c) Effect of Committee's Decision. All decisions, determinations and interpretations of the Committee shall be final and binding on all Optionees and any other holders of any Options granted under the Plan.

     5. Eligibility. Options may be granted only to Directors of the Company, or a Subsidiary who are not otherwise employed by the company or a subsidiary.

     6. Term of Plan. The Plan shall become effective upon the earlier to occur of its adoption by the Board of Directors or its approval by the shareholders of the Company as described in Section 17 of the Plan. It shall continue in effect for a term of ten (10) years unless sooner terminated under Section 13 of the Plan.

     7. Term of Option. The term of each Option shall be ten (10) years from the date of grant thereof or such shorter term as may be provided in the Stock Option Agreement.

     8.   Exercise Price and Consideration.

          (a) The per Share exercise price for the Shares to be issued pursuant to exercise of an Option shall be no less than 85% of the fair market value per Share on the date of grant.

          (b) The fair market value shall be the mean of the bid and asked prices (or the closing price if listed as a "National Market Issue") of the Common Stock for the date of grant, as reported in the Wall Street Journal (or, if not so reported, as otherwise reported by the
National Association of Securities Dealers Automated Quotation (NASDAQ) System) or, in the event the Common Stock is listed on a stock exchange, the fair market value per Share shall be the closing price on such exchange on the date of grant of the Option, as reported in the Wall Street Journal.

          (c) The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall be determined by the Committee and may consist entirely of cash, check, promissory note, other Shares of Common Stock having a fair market value on the date of surrender equal to the aggregate exercise price of the Shares as to which said option shall be exercised, or any combination of such methods of payment, or such other consideration and method of payment for the issuance of Shares to the extent permitted under Sections 408 and 409 of the California General Corporation Law.

     9.   Exercise of Option.

          (a)  Procedure for Exercise; Rights as a Shareholder.
Any Option granted hereunder shall be exercisable at such times and under such conditions as determined by the Committee, including performance criteria with respect to the Company and/or the Optionee, and as shall be permissible under the terms of the Plan.

          An Option may not be exercised for a fraction of a Share.

          An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Options by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Committee, consist of any consideration and method of payment allowable under Section 8(c) of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in Section 11 of the Plan.

          Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for the purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

          (b)  Termination of Status as Director.  If an
Optionee's continuous status as a director is terminated, he may, but only within such period of time from the date he ceases to be a director of the Company not exceeding seven (7) months as is set forth in his Option Agreement (but not later than the expiration of the term of the Option), exercise his Option to the extent that he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of such termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

          (c) Disability of Optionee. Notwithstanding the provisions of Section 9(b) above, in the event a director is unable to continue as a director with the Company as a result of his total and permanent disability (as defined in Section 105(d)(4) of the Internal Revenue Code), he may, but only within such period of time from the date of termination not exceeding twelve (12) months as is set forth in his Option Agreement (but not later than the expiration of the term of the Option), exercise his Option to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of the termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

          (d) Death of Optionee. In the event of the death of an Optionee during the term of the Option who is at the time of his death a director of the Company and who shall have been in continuous status as a director since the date of grant of the Option, the Option may be exercised following the date of death as set forth in the Option Agreement (but not later than the expiration of the term of the Option), by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent of the right to exercise that would have accrued had the Optionee continued living and remained in continuous status as a director three moths after the date of death.

     10. Non-Transferability of Options. The Option may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

     11.  Adjustments Upon Changes in Capitalization or Merger.
Subject to any required action by the shareholders of the Company, the number of shares of Common Stock covered by each outstanding
Option, and the number of shares of Common Stock which have been authorize for issuance under the Plan but as to which no Options have yet been returned to the Plan upon cancellation or expiration of an Option, as well as the price per share of Common Stock covered by each such outstanding Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common
Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common
Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Committee, whose determination in that respect shall be in final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.

          In the event of the proposed dissolution or liquidation of the Company, the Option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Committee. The Committee may, in the exercise of its sole discretion in such instances, declare that any Option shall terminate as of a date fixed by the Board and give each Optionee the right to exercise his Option as to all or any part of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, the Option shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Committee determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the Optionee shall have the right to exercise the Option as to all of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable. If the Committee makes an Option fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Committee shall notify the Optionee that the Option shall be fully exercisable for a period of ten days from the date of such notice, and the Option will terminate upon the expiration of such period.

     12. Time of Granting Options. The date of grant of an Option shall, for all purposes, be the date on which the Committee makes the determination granting such Option. Notice of the determination shall be given to each Employee to whom an Option is so granted within a reasonable time after the date on which the Committee makes the determination granting such Option. Notice of the determination shall be given to each Employee to whom an Option is so granted within a reasonable time after the date of such grant.

     13.  Amendment and Termination of the Plan.

          (a) Amendment and Termination. The Committee may amend or terminate the Plan from time to time in such respects as the Committee may deem advisable; provided that, the following revisions or amendments shall require approval of the holders of a majority of the outstanding shares of the Company entitled to vote:

               (i)  any increase in the number of Shares
subject to the Plan, other than in connection with an adjustment under
Section 11 of the Plan;

               (ii) any change in the designation of the class of individuals eligible to be granted Options; or

               (iii)     any material increase in the benefits
accruing to participants under the Plan.

          (b)  Shareholder Approval.  If any amendment
requiring shareholder approval under Section 13(a) of the Plan is made subsequent to the first registration of any class of equity security by the Company under Section 12 of the Exchange Act, such shareholder approval shall be solicited as described in Section 17(a) of the Plan.

          (c) Effect of Amendment or Termination. Any such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Committee, which agreement must be in writing and signed by the Optionee and the Company.

     14. Conditions Upon Issuance of Shares. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may be then listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

          As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

          Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

     15. Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of
Shares as shall be sufficient to satisfy the requirements of the Plan.

     16. Option Agreement. Options shall be evidenced by written option agreements in such form as the Committee shall approve.

     17. Shareholder Approval. Continuance of the Plan shall be subject to approval by the shareholders of the Company within twelve months before or after the date the Plan is adopted. If such shareholder approval is obtained at a duly held shareholders' meeting, it may be obtained by the affirmative vote of the holders of a majority of the outstanding shares of the Company present or represented and entitled to vote thereon. The approval of such shareholders of the Company shall comply with Rule 16b-3 under the Exchange Act.

     18.  Termination Following A Change of Control.
Notwithstanding any other provision of this Plan, if an Optionee's service as a Director terminates at any time within twelve (12) months after a Change of Control (as such term is defined in the Company's Retention Plans) and such termination is other than (i) for "Cause" (as such term is defined in the Company's Retention Plans), (ii) due to the Optionee's death or Disability, or (iii) due to any voluntary termination by the Optionee, then such Optionee's outstanding Options hereunder shall become 100% vested and exercisable as of the date of such termination of services.



Exhibit 10.4                  CIRCON CORPORATION

                            1993 STOCK OPTION PLAN

                        Amended As of September 26, 1997


     1.   Purposes of the Plan.  The purposes of this 1993 Stock
Option Plan are to attract and retain the best available personnel, to provide additional incentive to the Employees and Consultants of the Company and to promote the success of the Company's business.

     Options granted hereunder may be either Incentive Stock Options or Nonstatutory Stock Options, at the discretion of the Board and as reflected in the terms of the written option agreement.

     2. Definitions. As used herein, the following definitions shall apply:

          (a) "Applicable Laws" shall mean the requirements relating to the administration of stock option plans under U. S. state corporate laws, U.S. federal and state securities laws, the Code, any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any foreign country or jurisdiction where Options are, or will be, granted under the Plan.

          (b) "Board" shall mean the Committee, if one has been appointed, or the Board of Directors of the Company, if no Committee is appointed.

          (c)  "Code" shall mean the Internal Revenue Code of
1986, as amended.

          (d) "Committee" shall mean the Committee appointed by the Board in accordance with Section 4(a) of the Plan.

          (e) "Common Stock" shall mean the Common Stock of the Company.

          (f)  "Company" shall mean Circon Corporation, a
Delaware corporation.

          (g) "Consultant" shall mean any person who is engaged by the Company or any Parent or Subsidiary to render consulting services and is compensated for such consulting services; provided that the term Consultant shall not include directors who are not compensated for their services or are paid only a director's fee by the Company.

          (h) "Continuous Status as an Employee or Consultant" shall mean the absence of any interruption or termination of service as an Employee or Consultant, as applicable. Continuous Status as an Employee or Consultant shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Board. For purposes of Incentive Stock Options, no such leave may exceed ninety days, unless reemployment upon expiration of such leave is guaranteed by statute or contract. If reemployment upon expiration of a leave of absence approved by the Company is not so guaranteed, on the 181st day of such leave any Incentive Stock Option held by the Optionee shall cease to be treated as an Incentive Stock Option and shall be treated for tax purposes as a Nonstatutory Stock Option.

          (i)  "Director" shall mean a member of the Board.

          (j) "Disability" means total and permanent disability as defined in Section 22(e)(3) of the Code.

          (k) "Employee" shall mean any person, including officers and Directors, employed by the Company or any Parent or Subsidiary of the Company. The payment of a director's fee by the Company shall not be sufficient to constitute "employment" by the Company.

          (l)  "Exchange Act" shall mean the Securities Exchange
Act of 1934, as amended from time to time.

          (m) "Incentive Stock Option" shall mean an option intended to qualify as an incentive stock option within the meaning of
Section 422 of the Code.

          (n) "Nonstatutory Stock Option" shall mean an Option not intended to qualify as an Incentive Stock Option.

          (o) "Option" shall mean a stock option granted pursuant to the Plan.

          (p) "Optioned Stock" shall mean the Common Stock subject to an Option.

          (q) "Optionee" shall mean an Employee or Consultant who receives an Option.

          (r) "Parent" shall mean a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

          (s) "Plan" shall mean this 1993 Stock Option Plan, as amended.

          (t)  "Retention Plans" shall mean the Company's
Management Retention Plan, Sales Force Retention Plan and Managers, Professionals & Key Contributors Retention Plan.

          (u) "Rule 16b-3" shall mean Rule 16b-3, as promulgated by the Securities and Exchange Commission under Section 16(b) of the Exchange Act, as such rule is amended from time to time and as interpreted by the Securities and Exchange Commission.

          (v) "Share" shall mean a share of the Common Stock, as adjusted in accordance with Section 11 of the Plan.

          (w) "Subsidiary" shall mean a "subsidiary corporation," whether now or hereafter existing, as defined in Section 424(f) of the Code.

     3.   Stock Subject to the Plan.  Subject to the provisions of
Section 11 of the Plan, the maximum aggregate number of shares issuable under the Plan is 2,000,000 shares of Common Stock. The Shares may be authorized, but unissued, or reacquired Common Stock.

          If an Option should expire or become unexercisable for any reason without having been exercised in full, then the unpurchased Shares which were subject thereto shall, unless the Plan shall have been terminated, become available for future grant or sale 0under the Plan.

     4.   Administration of the Plan.

          (a)  Procedure.

               (i) Multiple Administrative Bodies. The Plan may be administered by different Committees with respect to different groups of Employees or Consultants.

               (ii) Rule 16b-3. To the extent desirable to qualify transactions hereunder as exempt under Rule 16b-3, the transactions contemplated hereunder shall be structured to satisfy the requirements for exemption under Rule 16b-3.

               (iii) Other Administration. Other than as provided above, the Plan shall be administered by (A) the Board or (B) a Committee, which committee shall be constituted to satisfy Applicable Laws.

          (b) Powers of the Board. Subject to the provisions of the Plan, the Committee shall have the authority, in its discretion: (i) to grant Incentive Stock Options or Nonstatutory Stock Options; (ii) to determine, upon review of relevant information and in accordance with Section 8 of the Plan, the fair market value of the Common Stock; (iii) to determine the exercise price per share of Options to be granted, which exercise price shall be determined in accordance with Section 8 of the Plan; (iv) to determine the Employees or Consultants to whom, and the time or times at which, Options shall be granted and the number of shares to be represented by each Option; (v) to interpret the Plan; (vi) to prescribe, amend and rescind rules and regulations relating to the Plan; (vii) to determine the terms and provisions of each Option granted (which need not be identical) and, with the consent of the holder thereof, modify or amend any provisions (including provisions relating to exercise price) of any Option; (viii) to accelerate or defer (with the consent of the Optionee) the exercise date of any Option; (ix) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted by the Committee; (x) to allow Optionees to satisfy withholding tax obligations by electing to have the Company withhold from the Shares to be issued upon exercise of an Option that number of Shares having a Fair Market Value equal to the amount required to be withheld. The Fair Market Value of the Shares to be withheld shall be determined on the date that the amount of tax to be withheld is to be determined. All elections by an Optionee to have Shares withheld for this purpose shall be made in such form and under such conditions as the Board may deem necessary or advisable; and (xi) to make all other determinations deemed necessary or advisable for the administration of the Plan.

          (c) Effect of Committee's Decision. All decisions, determinations and interpretations of the Committee shall be final and binding on all Optionees and any other holders of any Options granted under the Plan.

     5.   Eligibility.

          (a) Nonstatutory Stock Options may be granted only to Employees and Consultants. Incentive Stock Options may be granted only to Employees. An Employee or Consultant who has been granted an Option may, if such Employee or Consultant is otherwise eligible, be granted additional Options.

         (b) Each Option shall be designated in the written option agreement as either an Incentive Stock Option or a Nonstatutory Stock Option. However, notwithstanding such designations, to the extent that the aggregate fair market value of the Shares with respect to which Options designated as Incentive Stock Options are exercisable for the first time by any Optionee during any calendar year (under all plans of the Company) exceeds $100,000, such Options shall be treated as Nonstatutory Stock Options. For purposes of this Section 5(b), Options shall be taken into account in the order in which they were granted, and the fair market value of the Shares shall be determined as of the time the Option with respect to such Shares is granted.

         (c) The Plan shall not confer upon any Optionee any right with respect to continuation of employment by or the rendition of services to the Company or a Subsidiary, nor shall it interfere in any way with his or her right or the Company's or Subsidiary's right to terminate his or her employment or services at any time, with or without cause.

    6. Term of Plan. The Plan shall become effective upon its adoption by the Board of Directors and shall continue in effect for a term of ten (10) years unless sooner terminated under Section 12 of the Plan.

    7. Term of Option; Date of Grant. The term of each Option shall be ten (10) years from the date of grant thereof or such shorter term as may be provided in the Option agreement. However, in the case of an Incentive Stock Option granted to an Optionee who, at the time the Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Incentive Stock Option shall be five (5) years from the date of grant thereof or such shorter time as may be provided in the Option agreement. The date of grant of an Option shall, for all purposes, be the date on which the Committee (or the Chief Executive Officer if authorized by the Committee) makes the determination granting such Option. Notice of the determination shall be given to each Optionee within a reasonable time after the date of such grant. Options shall be evidenced by written Option agreements in such form as the Committee shall approve.

     8.  Exercise Price and Form of Consideration.

         (a) The per Share exercise price for the Shares to be issued pursuant to exercise of an Option shall be such price as is determined by the Board, but for Incentive Stock Options shall be no less than 100% of the fair market value per Share on the date of grant, but if granted to an Employee who, at the time of the grant of such Incentive Stock Option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall be no less than 110% of the fair market value per Share on the date of grant. In the event that an Option is amended to reduce the exercise price, the date of grant of such Option shall thereafter be considered to be the date of such amendment.

         (b) The fair market value shall be determined by the Board in its discretion; provided, however, that in the event the Common
Stock is listed on a stock exchange, the fair market value per Share shall be the closing price on such exchange on the date of grant of the Option as reported in the Wall Street Journal; or if not listed on an exchange but quoted on the National Association of Securities Dealers Automated
Quotation ("NASDAQ") National Market System, the fair market value per Share shall be the closing price per share of the Common Stock for the date of grant, as reported in the Wall Street Journal (or, if not so reported, as otherwise reported by the NASDAQ System); or, if the Common Stock is otherwise publicly traded, the mean of the closing bid price and asked price, as reported in the Wall Street Journal.

         (c) The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall be determined by the Committee (and, in the case of an Incentive Stock Option, shall be determined at the time of grant), and may consist of (i) cash, (ii) check, (iii) other shares of Common Stock which (x) either have been owned by the Optionee for more than six months on the date of surrender or were not acquired directly or indirectly from the Company, and (y) have a fair market value on the date of surrender equal to the aggregate exercise price of the Shares as to which said Option shall be exercised, (iv) any combination of such methods of payment; or (v) such other consideration and method of payment for the issuance of Shares to the extent permitted under applicable laws.

    9.   Exercise of Option.

         (a)  Procedure for Exercise; Rights as a Shareholder.

              (i)  Any Option granted hereunder shall be
exercisable at such times and under such conditions as determined by the Committee and as shall be permissible under the terms of the Plan. An Option may not be exercised for a fraction of a Share.

              (ii) An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Board, consist of any consideration and method of payment allowable under Section 8 of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. The Company shall issue (or cause to be issued) such stock certificate promptly upon exercise of the Option. In the event that the exercise of an Option is treated in part as the exercise of an Incentive Stock Option and in part as the exercise of a Nonstatutory Stock Option pursuant to Section 5(b), the Company shall issue a separate stock certificate evidencing the Shares treated as acquired upon exercise of an Incentive Stock Option and a separate stock certificate evidencing the Shares treated as acquired upon exercise of a Nonstatutory Stock Option and shall identify each such certificate accordingly in its stock transfer records. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in Section 11 of the Plan.

              (iii) Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

         (b)  Termination of Status as an Employee or Consultant.
In the event of termination of an Optionee's Continuous Status as an Employee or Consultant for any reason whatever, such Optionee may, but only within such period of time as provided in the Option Agreement, after the date of such termination (but in no event later than the date of expiration of the term of such Option as set forth in the Option agreement), exercise the Option to the extent that such Employee or Consultant was entitled to exercise it at the date of such termination. To the extent that such Employee or Consultant was not entitled to exercise the Option at the date of such termination, or if such Employee or Consultant does not exercise such Option (which such Employee or Consultant was entitled to exercise) within the time specified therein, the Option shall terminate.

    10. Non-Transferability of Options. Unless determined otherwise by the Board, Options may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution or pursuant to a qualified domestic relations order as defined by the Code or the rules thereunder. An Option may be exercised, during the lifetime of the Optionee, only by the Optionee or a transferee pursuant to such qualified domestic relations order. If the Board makes an Option transferable, such Option shall contain such additional terms and conditions as the Board deems appropriate.

    11.  Adjustments Upon Changes in Capitalization or Merger.

         (a) Subject to any required action by the shareholders of the Company, the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option, and the number of shares of Common Stock subject to each outstanding Option, as well as the price per share of Common Stock covered by each such outstanding option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split or reclassification of the Common Stock of the Company or the payment of a stock dividend with respect to the Common Stock. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.

         (b) In the event of the proposed dissolution or liquidation of the Company, the Option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Committee. The Committee may, in the exercise of its sole discretion in such instances, declare that any Option shall terminate as of a date fixed by the Committee and give each Optionee the right to exercise his or her Option as to all or any part of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable.

         (c) In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, the Option shall be assumed or an equivalent option shall be assumed or substituted by such successor corporation or a parent or subsidiary of such successor corporation. In the event that the successor corporation refuses to assume or substitute the Option, the Optionee shall fully vest in and have the right to exercise the Option as to all of the Optioned Stock, including Shares as to which it would not otherwise be vested or exercisable. If an Option becomes fully vested and exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Committee shall notify the Optionee in writing or electronically that the Option shall be fully vested and exercisable for a period of fifteen (15) days from the date of such notice, and the Option shall terminate upon the expiration of such period. The Option shall be deemed to be assumed if, following the sale of assets or merger, the Option confers the right to purchase, for each share of Optioned Stock subject to the Option immediately prior to the sale of assets or merger, the consideration (whether stock, cash or other securities or property) received in the sale of assets or merger by holders of Common Stock for each share of Common Stock held on the effective date of the sale of assets or merger (and if such holders were offered a choice of consideration, the type of consideration chosen by the holders of the largest number of the outstanding shares of Common Stock); provided, however, that if such consideration received in the sale of assets or merger was not solely common stock of the successor corporation or its Parent, the Committee may, with the consent of the successor corporation and the Optionee, provide for the per Share consideration to be received upon exercise of the
Option to be solely Common Stock of the successor corporation or its Parent equal in fair market value (as of the effective date of the sale of assets or merger) to the per share consideration received by holders of Common Stock in the sale of assets or merger.

    12.  Amendment and Termination of the Plan.

         (a) Amendment and Termination. The Committee may amend or terminate the Plan from time to time in such respects as the Committee may deem advisable; provided that, to the extent necessary to comply with Section 422 of the Code (or any other successor or applicable law or regulation), the Company shall obtain stockholder approval of any Plan amendment in such a manner and to such a degree as is required by the applicable law, rule or regulation.

         (b) Effect of Amendment or Termination. Any such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Committee, which agreement must be in writing and signed by the Optionee and the Company.

    13. Conditions Upon Issuance of Shares. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

         As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

    14. Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to permit the exercise of all Options outstanding under the Plan.

         The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

    15. Stockholder Approval. Continuance of the Plan shall be subject to approval by the stockholders of the Company as required by
Section 422 of the Code.

    16.  Termination Following A Change of Control.
Notwithstanding
any other provision of this Plan, if an Optionee's employment terminates at any time within twelve (12) months after a Change of Control (as such term is defined in the Company's Retention Plans) including, but only with respect to participants in the Company's Management Retention Plan, an "Involuntary Termination" (as such term is defined in the Company's Management Retention Plan) but not including, with respect to any other Optionees, any voluntary termination by the Optionee, and not including, with respect to participants in the Company's Management Retention Plan, any voluntary termination by the Optionee that does not constitute an "Involuntary Termination" (as such term is defined in the Company's Management Retention Plan), and such termination is other than (i) for "Cause" (as such term is defined in the Company's Retention Plans), or (ii) due to the Optionee's death or Disability, then such Optionee's outstanding
Options hereunder shall become 100% vested and exercisable as of the date of such termination of employment.

"Exhibit 10.5                  CIRCON CORPORATION

                      1995 DIRECTORS STOCK OPTION PLAN

                      Amended as of September 26, 1997


     1.   Purposes of the Plan.  The purposes of this Stock Option
Plan are to attract and retain the best available directors, to provide them with additional incentive and to promote the success of the Company's business.

     Options granted hereunder will be "non-statutory stock options" and will be evidenced by written option agreements.

     2.   As used herein, the following definitions shall apply.

          (a) "Board" shall mean the Board of Directors of the Company.

          (b) "Common Stock" shall mean the Common Stock of the Company.

          (c)  "Company" shall mean Circon Corporation, a
Delaware corporation.

          (d) "Committee" shall mean the Committee appointed by the Board of Directors in accordance with paragraph (a) of Section 4 of the Plan.

          (e)  "Director"  shall mean a member of the Board.

          (f) "Option" shall mean a stock option granted pursuant to the Plan.

          (g) "Optioned Stock" shall mean the Common Stock subject to an Option.

          (h) "Optionee" shall mean a Director who receives an Option.

          (i) "Parent" shall mean a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Internal Revenue Code of 1986, as amended.

          (j)  "Plan" shall mean this 1995 Directors Stock Option
Plan.

          (k) "Share" shall mean a share of Common Stock, as adjusted in accordance with Section 11 of the Plan.

          (l) "Subsidiary" shall mean a "subsidiary corporation," whether now or hereafter existing, as defined in Section 424(f) of the Internal Revenue Code of 1986, as amended.

     3.   Stock Subject to the Plan.  Subject to the provisions of
Section 11 of the Plan, the maximum aggregate number of shares which may be optioned and sold under the Plan is 200,000 shares of Common Stock. The Shares may be authorized, but unissued, or reacquired Common Stock.

     If an Option should expire or become unexercisable for any reason without having been exercised in full, the unpurchased Shares which were subject thereto shall, unless the Plan shall have been terminated, become available for future grant under the Plan.

     4.   Administration of the Plan.

          (a)  Procedure.

               (i) Administration. The Plan shall be administered by (A) the Board or (B) a Committee, which committee shall be constituted to satisfy any applicable laws.

               (ii) Rule 16b-3. To the extent desirable to qualify transactions hereunder as exempt under Rule 16b-3, the transactions contemplated hereunder shall be structured to satisfy the requirements for exemption under Rule 16b-3.

          (b) Powers of the Committee. Subject to the provisions of the Plan, the Committee shall have the authority, in its discretion: (i) to determine, upon review of relevant information and in accordance with
Section 8(b) of the Plan, the fair market value of the Common stock; (ii) to determine the exercise price per share of Options to be granted, which exercise shall be determined in accordance with Section 8(a) of the Plan;
(iii) to determine to whom, and the time or times at which, Options shall be granted and the number of shares to be represented by each Option; (iv) to interpret the Plan; (v) to prescribe, amend and rescind rules and regulations relating to the Plan; (vi) to determine the terms and provisions of Options granted (which need not be identical) and, with the consent of the Optionee, modify or amend an Option; (vii) to accelerate or defer (with the consent of the Optionee) the exercise date of any Option; (viii) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted; (ix) to allow Optionees to satisfy withholding tax obligations by electing to have the Company withhold from the Shares to be issued upon exercise of an Option that number of Shares having a fair market value equal to the amount required to be withheld. The fair market value of the Shares to be withheld shall be determined on the date that the amount of tax to be withheld is to be determined. All elections by an Optionee to have Shares withheld for this purpose shall be made in such form and under such conditions as the Board may deem necessary or advisable; and (x) to make all other determinations deemed necessary or advisable for the administration of the Plan.

          (c) Effect of Committee's Decision. All decisions, determinations and interpretations of the Committee shall be final and binding on all Optionees and any other holders of any Options granted under the Plan.

     5. Eligibility. Options may be granted only to Directors of the Company, or a Subsidiary, who are not otherwise employed by the Company or a Subsidiary.

     6. Term of Plan. The Plan shall become effective upon the earlier to occur of its adoption by the Board of Directors or its approval by the stockholders of the Company as described in Section 17 of the Plan. It shall continue in effect for a term of ten (10) years unless sooner terminated under Section 13 of the Plan.

     7. Term of Option. The term of each Option shall be ten (10) years from the date of grant thereof or such shorter term as may be provided in the Stock Option Agreement.

     8.   Exercise Price and Consideration.

          (a) The per Share exercise price for the Shares to be issued pursuant to exercise of an Option shall be no less than 85% of the fair market value per Share on the date of grant.

          (b) The fair market value shall be the mean of the bid and asked prices (or the closing price if listed as a "National Market Issue") of the Common Stock for the date of grant, as reported in the Wall Street Journal (or, if not so reported, as otherwise reported by the National Association of Securities Dealers Automated Quotation (NASDAQ)
System) or, in the event the Common Stock is listed on a stock exchange, the fair market value per Share shall be the closing price on such exchange on the date of grant of the Option, as reported in the Wall Street Journal.

          (c) The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall be determined by the Committee and may consist entirely of cash, check, promissory note, other shares of Common Stock having a fair market value on the date of surrender equal to the aggregate exercise price of the Shares as to which said option shall be exercised, or any combination of such methods of payment, or such other consideration and method of payment for the issuance of Shares to the extent permitted under applicable law.

     9.   Exercise of Option.

          (a) Procedure for Exercise: Rights as a Stockholder. Any Option granted hereunder shall be exercisable at such times and under such conditions as determined by the Committee, including performance criteria with respect to the Company and/or the Optionee, and as shall be permissible under the terms of the Plan.

          An Option may not be exercised for a fraction of a Share.

          An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Committee, consist of any consideration and method of payment allowable under Section 8(c) of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a stockholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in Section 11 of the Plan.

          Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for the purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

          (b) Termination of Status as Director. If an Optionee's continuous status as a Director is terminated, he may, but only within such period of time from the date he ceases to be a Director of the Company not exceeding seven (7) months as is set forth in his Option Agreement
(but not later than the expiration of the term of the Option), exercise his Option to the extent that he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of such termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

          (c) Disability of Optionee. Notwithstanding the provisions of Section 9(b) above, in the event a Director is unable to continue as a Director with the Company as a result of his total and permanent disability (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended), he may, but only within such period of time from the date of termination not exceeding twelve (12) months as is set forth in his Option Agreement (but not later than the expiration of the term of the Option), exercise his Option to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of the termination, or if he does exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

          (d) Death of Optionee. In the event of the death of an Optionee during the term of the Option who is at the time of his death a Director of the Company and who shall have been in continuous status as a Director since the date of grant of the Option, the Option may be exercised following the date of death as set forth in the Option Agreement (but not later than the expiration of the term of the Option), by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent of the right to exercise that would have accrued had the Optionee continued living and remained in continuous status as a Director three months after the date of death.

     10. Non-Transferability of Options. Unless determined otherwise by the Board, Options may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee. If the Board makes an Option transferable, such Option shall contain such additional terms and conditions as the Board deems appropriate.

     11.  Adjustments Upon Changes in Capitalization or Merger.
Subject to any required action by the stockholders of the Company, the number of shares of Common Stock covered by each outstanding Option, and the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Options have yet been returned to the Plan upon cancellation or expiration of an Option, as well as the price per share of Common Stock covered by each such outstanding Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.

     In the event of the proposed dissolution or liquidation of the Company, the Option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Committee.
The Committee may, in the exercise of its sole discretion in such instances, declare that any Option shall terminate as of a date fixed by the Board and give each Optionee the right to exercise his Option as to all or any part of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable.

     In the event of a merger of the Company with or into another corporation or the sale of substantially all of the assets of the Company, outstanding Options may be assumed or equivalent options may be substituted by the successor corporation or a Parent or Subsidiary thereof (the "Successor Corporation"). If an Option is assumed or substituted for, the Option or equivalent option shall continue to be exercisable as provided in Optionee's Stock Option Agreement for so long as the Optionee serves as a Director or a director of the Successor Corporation. Following such assumption or substitution, if the Optionee's status as a Director or director of the Successor Corporation, as applicable, is terminated other than upon a voluntary resignation by the Optionee, the Option or option shall become fully exercisable, including as to Shares for which it would not otherwise be exercisable. Thereafter, the Option or option shall remain exercisable in accordance with Sections 8(b) through
(d) above.
     If the Successor Corporation does not assume an outstanding
Option or substitute for it an equivalent option, the Option shall become fully vested and exercisable, including as to Shares for which it would not otherwise be exercisable. In such event the Board shall notify the Optionee that the Option shall be fully exercisable for a period of fifteen
(15) days from the date of such notice, and upon the expiration of such period the Option shall terminate.

     12. Time of Granting Options. The date of grant of an Option shall, for all purposes, be the date on which the Committee makes the determination granting such Option. Notice of the determination shall be given to each Optionee to whom an Option is so granted within a reasonable time after the date on which the Committee makes the determination granting such Option. Notice of the determination shall be given to each Optionee to whom an Option is so granted within a reasonable time after the date of such grant.

     13.  Amendment and Termination of the Plan.

          (a) Amendment and Termination. The Committee may amend or terminate the Plan from time to time in such respects as the Committee may deem advisable; provided that, the following revisions or amendments shall require approval of the holders of a majority of the outstanding shares of the Company entitled to vote:

               (i) any increase in the number of Shares subject to the Plan, other than in connection with an adjustment under Section 11 of the Plan;

               (ii) any change in the designation of the class of individuals eligible to be granted Options; or

               (iii) any material increase in the benefits accruing to participants under the Plan.

          (b) Stockholder Approval. If any amendment requiring stockholder approval under Section 13(a) of the Plan is made subsequent to the first registration of any class of equity security by the Company under Section 12 of the Exchange Act, such stockholder approval shall be solicited as described in Section 17 of the Plan.

          (c) Effect of Amendment or Termination. Any such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Committee, which agreement must be in writing and signed by the Optionee and the Company.

     14. Conditions Upon Issuance of Shares. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may be then listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

     As a condition to the excise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

     Inability of the Company to obtain authority form any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

     15. Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

     16. Option Agreement. Options shall be evidenced by written option agreements in such form as the Committee shall approve.

     17. Stockholder Approval. Continuance of the Plan shall be subject to approval by the stockholders of the Company within twelve months before or after the date the Plan is adopted. If such stockholder approval is obtained at a duly held stockholders' meeting, it may be obtained by the affirmative vote of the holders of a majority of the outstanding shares of the Company present or represented and entitled to vote thereon. The approval of such stockholders of the Company shall comply with any applicable laws or regulations.

     18. Termination Following A Change of Control. Notwithstanding any other provision of this Plan, if an Optionee's service as a Director terminates at any time within twelve (12) months after a Change of Control (as such term is defined in the Company's Retention Plans) including, but only with respect to participants in the Company's Management Retention Plan, an "Involuntary Termination" (as such term is defined in the Company's Management Retention Plan) but not including, with respect to any other Optionees, any voluntary termination by the Optionee, and not including, with respect to participants in the Company's Management Retention Plan, any voluntary termination by the Optionee that does not constitute an "Involuntary Termination" (as such term is defined in the Company's Management Retention Plan), and such termination is other than (i) for "Cause" (as such term is defined in the Company's Retention Plans), or (ii) due to the Optionee's death or Disability, then such Optionee's outstanding Options hereunder shall become 100% vested and exercisable as of the date of such termination of services.

EXHIBIT 23.      CONSENT OF INDEPENDENT PUBLIC
                          ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report dated March 6, 1998 included in this Form 10-K, into the Company's previously filed Registration Statements File Nos. 333-34555
Employee Stock Option Plan and 1995 Director's Stock
 Option Plan, and 1991 Employee Stock Purchase Plan
(Form S-8 filed by the Company on November 14, 1991).





Stamford, Connecticut
March 27, 1998


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,
Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereupon duly authorized.

DATED: 3/31/98
      ----------                      CIRCON CORPORATION
                                         (Registrant)

                                      By
                                        -----------------
                                        Richard A. Auhll
                                        President, Chief Executive Officer
                                        Chairman of the Board

         Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons, which include the Chief
Executive Officer, the Chief Financial Officer, the Chief
Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

 Signatures                           Title                        Date
------------                        --------------------------     ----------
                                    President, Chief Executive
                                    Officer and Chairman of the
/S/ Richard A. Auhll                Board (Principal Executive        3/31/98
--------------------                Officer)                       ----------
Richard A. Auhll

                                    Director, Executive Vice President
                                    and Chief Financial Officer
/S/ R. Bruce Thompson              (Principal Financial and          3/31/98
---------------------               Accounting Officer)             ---------
R. Bruce Thompson

/S/ John Blokker                                                     3/31/98
----------------                    Director                        ---------
John Blokker

/S/ George A. Cloutier                                               3/31/98
----------------------              Director                        ---------
George A. Cloutier

/S/ Charles M. Elson                                                 3/31/98
--------------------                Director                        ---------
Charles M. Elson

/S/ Harold R. Frank                                                  3/31/98
-------------------                 Director                        ---------
Harold R. Frank

/S/ Victor H. Krulak                                                  3/31/98
--------------------                Director                        ---------
Victor H. Krulak