Form 10-Q
period 1998-03-31
CIRCON CORP
filed 1998-05-15
CIK 719727

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 1998  COMMISSION FILE NO.
 0-12025

CIRCON CORPORATION
-----------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)


Delaware                          95-3079904
------------------------------------------------------
(State or other                   (I.R.S. Employer
jurisdiction of                   Identification No.)
incorporation
or organization)



6500 Hollister Avenue, Santa Barbara,California 93117-3019
----------------------------------------------------------
(Address of Principal                           (Zip Code)
 Executive Offices)


Registrant's telephone number, including area
code:  (805) 685-5100
---------------------

      Indicate by check mark whether the
      registrant (1) has filed all reports
      required to be filed by Section 13
      or 15(d) of the Securities Exchange Act
      of 1934 during the preceding twelve months
      (or for such shorter period that the
      registrant was required to file such
      reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X        No
                   ---         ---

Number of Common Shares Outstanding at March 31, 1998:   13,326,812
                                                         ----------



                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  CIRCON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1997 AND MARCH 31,1998

                                ASSETS

               (In thousands, except for share amounts)

                                                                  (UNAUDITED)
                                                    December 31,    March 31,
                                                          1997        1998
                                                      ---------    ---------
CURRENT ASSETS:
  Cash and temporary cash investments               $   3,660      $  3,340
  Marketable securities                                 1,115         1,119
  Accounts receivable, net of allowance of
        $1,606 in 1997 and $1,617 in 1998              32,024        29,159
  Inventories                                          38,489        40,587
  Prepaid expenses and other assets                     3,470         2,607
  Deferred income taxes                                 5,172         4,181
                                                    ----------    ----------
       Total current assets                            83,930        80,993
                                                    ----------    ----------

DEFERRED INCOME TAXES                                   1,289         1,289

PROPERTY, PLANT, AND EQUIPMENT, NET                    53,503        52,992


OTHER ASSETS, at cost net of accumulated amotization   30,635        30,018
                                                     ---------    ----------
                      Total assets                 $  169,357    $  165,292
                                                     =========    ==========


                   The accompanying notes are an integral part of
                           these consolidated balance sheets.



                  CIRCON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1997 AND MARCH 31,1998

                 LIABILITIES AND SHAREHOLDERS' EQUITY

               (In thousands, except for share amounts)




                                                                  (UNAUDITED)
                                                      December 31,  March 31,
                                                           1997       1998
                                                       ---------   ---------
CURRENT LIABILITIES:
     Current maturities of long-term obligations      $     390   $       390
     Accounts payable                                     4,629         4,528
     Accrued liabilities                                 10,892        10,778
     Customer deposits                                      688           781
                                                       ---------    ---------
          Total current liabilities                      16,599        16,477
                                                       ---------    ---------
NONCURRENT LIABILITIES:
     Long-term obligations                               48,799        43,799


SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
      1,000,000 shares authorized, none
      outstanding
Common stock: $0.01 par value
    50,000,000 shares authorized
    13,243,448 and 13,308,480  issued and outstanding
    in 1997 and 1998, respectively                          133           133
Additional paid-in capital                              105,079       105,445
Cumulative translation adjustment                        (1,197)       (1,725)
Accumulated (deficit) earnings                              (56)        1,163
                                                       ---------    ---------
Total shareholders' equity                              103,959       105,016
                                                       ---------    ---------
Total liabilities and shareholders'
     equity                                          $  169,357    $  165,292
                                                       =========    =========




                   The accompanying notes are an integral part of
                          these consolidated balance sheets.



                             CIRCON CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three Months Ended March 31,

                          (In thousands, except per share amounts)




                                            (UNAUDITED)  (UNAUDITED)
                                                 1997          1998
                                            ---------     ---------
NET SALES                                  $   38,393    $  36,279

    Cost of sales                              16,927       15,871
                                            ---------     ---------
GROSS PROFIT                                   21,466       20,408


OPERATING EXPENSES:
    Research and development                   2,784         2,768
    Selling, general and administrative       16,679        14,882
                                           ---------      ---------
     Total operating expenses                 19,463        17,650

INCOME FROM OPERATIONS                         2,003         2,758

    Interest income                              141            10
    Interest expense                            (919)         (874)
    Other (expense) income, net                   (9)           10
                                           ---------      ---------
INCOME BEFORE INCOME TAXES                     1,216         1,904


     Provision for income taxes                  425           685

NET INCOME                               $       791      $  1,219
                                           =========       ========

BASIC EARNINGS PER SHARE :               $      0.06      $   0.09
                                           =========       ========
DILUTED EARNINGS PER SHARE :             $      0.06      $   0.09
                                          ==========       ========

Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding

BASIC                                        13,241         13,308
                                          ---------        --------
DILUTED                                      13,664         13,725
                                          ---------        --------


                       The accompanying notes are an integral part of
                               these consolidated statements.






                       CIRCON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For Three Months Ended March 31, 1998

                                  (In thousands)


                                                      (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES                      1997           1998
                                                       --------       -------

Net income                                              $  791       $  1,219

Adjustments to reconcile net
 income  to cash provided by (used in)
 operating activities:

 Depreciation and amortization                           2,151         2,169

Change in assets and liabilities:
 Accounts receivable                                    (1,253)        2,865
 Inventories                                            (2,513)       (2,098)
 Prepaid expenses and other assets                        (270)        1,854
 Current liabilities                                      (976)         (122)

                                                     ----------     ---------
Net cash (used in) provided by operating activities     (2,070)        5,887
                                                     ----------     ---------




CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of marketable securities                        (17)           (4)
 Purchases of property, plant and equipment and other  (1,429)       (1,041)
                                                     ---------    ----------
 Net cash used for investing activities             $  (1,446)   $   (1,045)
                                                     ---------    ----------




                          The accompanying notes are an integral part of
                                   these consolidated statements.



                       CIRCON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For Three Months Ended March 31, 1998

                                 (In thousands)



                                                       (UNAUDITED) (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES                       1997         1998
                                                         -------     -------
 Proceeds from issuance of common stock                  $    31     $   366
 Repayments of Capital lease obligations                     (59)         -
 Repayments of long-term obligations                          -       (5,000)
 Borrowings from long-term obligations                     2,000          -
                                                        --------     --------
 Net cash provided by (used in) financing activities      1,972       (4,634)
                                                        --------     --------

    Cumulative translation adjustment                      (472)        (528)
                                                        --------     --------

     Net decrease in cash and temporary
     cash investments                                   (2,016)         (320)

  Cash and temporary cash investments, beginning
  of period                                              6,234         3,660
                                                      ---------     ---------
  Cash and temporary cash investments, end of period  $  4,218      $  3,340
                                                      =========     =========

SUPPLEMENTAL DISCLOSURES

  Cash paid for interest                              $    828      $    840
                                                      =========     =========
  Cash paid (refunded) for income taxes,              $     17      $   (833)
                                                      =========     =========




                           The accompanying notes are an integral part of
                                   these consolidated statements.






                     CIRCON CORPORATION
                     ------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------
                      MARCH 31, 1998
                      --------------
     (In Thousands except Share Information)

General
--------
                  The accompanying condensed consolidated financial statements include the accounts of Circon Corporation (the
 Company) and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

                  The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. It is suggested that these condensed consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's
 10-K for the year ended December 31, 1997.

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

(2)              Inventories
                 -----------
                   Inventories include costs of materials, labor and manufacturing overhead and are priced at the lower of cost
 (first-in, first-out) or market. Inventories at December 31, 1997 and March 31, 1998 consist of the following:


                                    1997       1998
                                 -------    -------
              Raw materials     $  8,559   $  9,981
              Work in process     18,309     18,923
              Finished goods      11,621     11,683
                                 -------   --------
                                $ 38,489   $ 40,587
                                 =======   ========

(3)               Long-Term Obligations
                  ---------------------
                    Long-term obligations as of December 31, 1997 and March 31, 1998 consist of the following:


                                             1997         1998
                                         --------     --------
           Revolving credit facility    $  46,000    $  41,000
           Industrial development
           authority bonds due
           December 2, 2006                 3,165        3,165
           Other                               24           24
                                         --------     --------
                                       $   49,189    $  44,189

           Less: current maturities          (390)        (390)
                                         --------     ---------
                                        $  48,799    $  43,799
                                         ========     =========

           The Company has a five year $75,000 reducing revolving credit facility (the "Credit Facility") with a syndicate of banks which provides for direct borrowings and a maximum of $5,000 in letters of credit.
 The line of availability under the credit facility is reduced by $3,000 every six months and is $66,000 at March 31, 1998. The Company has the option to borrow money based upon (i) the higher of the prime rate or an adjusted federal funds rate or (ii) an adjusted Eurodollar rate. The unused portion of the Credit Facility has a commitment fee which ranges from .1875% to .375%. The Credit Facility, which expires
 August 1, 2001, contains certain restrictive financial covenants and is secured by substantially all of the assets of the Company.

          The Company has a letter of credit in the amount of approximately $3,307 as of March 31, 1998 underlying $3,165 of tax exempt Industrial Development Authority Bonds (the "Bonds") issued in December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments. The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. The Bonds and the letter of credit facility are collateralized by the Company's two Langhorne, Pennsylvania facilities. These facilities had a net carrying value of $4,482 as of March 31, 1998.

Future principal maturities of the long term obligation are as follows:

         1998             390
         1999             405
         2000             430
         2001          41,450
         2002             475
         Thereafter     1,039
                     ---------
                    $  44,189
                     =========

(4)       Comprehensive Income
          --------------------
            Components of other comprehensive income for the Company consist of foreign currency items and that the amounts for the period ended March 31, 1998 and accumulated to date are $528 and $1,725.

(5)       Litigation
          ----------
            See Discussion of Legal Proceedings in Part II, Item 1.




ITEM 2. Management's Discussion and Analysis of Operations and Financial Condition


                      Three Months Ended March 31, 1998
                Compared to Three Months Ended March 31, 1997

           Sales
           -----
           First Quarter 1998 total sales were $36.3 million compared to $38.4 million for the prior year. Total domestic sales were $31.6 million, up from last year's $31.1 million. Sales by the U.S. sales force totaled $28.3 million compared to $28.1 million last year. International and other sales were $4.7 million compared to $7.3 million in 1997.

          International sales were down due to recent strengthening in the U.S. dollar, reduced health care expenditures in Pacific Rim countries, and the requirement by some European dealers for CE marking, although not legally required until June 1998.
 Virtually all of Circon's products received CE mark approval in April 1998. New higher performing and lower cost video systems and other products have been recently introduced to international markets.

           Gross Profit
           ------------
           Gross profit as a percent of sales increased to 56.3% from 55.9% in first quarter 1997. This improvement is the result of selling price stability and reduced manufacturing overhead, coupled with manufacturing efficiency gains.

           Operating Expense
           -----------------
           Operating expenses of $17.7 million are down $1.8 million or 9.3% from prior year. First quarter 1998 operating expenses were 48.7% of sales, down from 50.7% in 1997. This was due to the cost reduction programs instituted over the past year.

           Sales and marketing expenses have been cut 11% due to reduced sales meeting expenses, tighter controls over field inventory/samples, and general economics. General and administrative expenses were down 9.8% for the quarter, due to the closure of the German facility, reduced amortization, and other factors. Research and Development expenditures of $2.8 million were level with prior year.

          Income/EPS
          ----------
          As a result of the factors discussed above, first quarter operating income of $2.8 million increased 38% over prior year's $2.0 million. Income before taxes of $1.9 million compared to $1.2 million was up 57% and net income of $1.2 million was 54% over prior year's $0.8 million. First quarter 1998 EPS was $0.09, up from last year's $0.06.


                        Liquidity and Capital Resources

       Circon's financial position remains strong with working capital of $64.5 million. Circon's current ratio is 4.9:1.

       For the quarter, borrowings decreased by $5.0 million.

       Accounts Receivable decreased $2.9 million due to strong collections and lower first quarter 1998 sales compared to fourth quarter 1997.

      Inventory increased $2.1 million due to a build in raw materials and work-in-process for new products.

      Circon has a $75.0 million secured reducing revolving credit line with a syndicate of banks. The credit line reduces by $3.0 million every six months and totaled $66.0 million at March 31, 1998. There is currently $41.0 million outstanding (See
 Footnote 3).

      The Company believes that cash flow from operations, existing cash, marketable securities and available cash from bank credit facilities are adequate to fund the Company's existing operations for the foreseeable future.

       Year 2000 Compliance
       --------------------
       Circon Corporation is in the process of replacing its entire internal management information system with new software and hardware which is year 2000 compliant. The project is expected to be completed by December 1998. Software provided and operated by third parties are also currently under evaluation.

       In addition, Circon's Manufacturing and Research and Development staffs are in the process of reviewing all manufacturing processes, manufactured products and secondary compliance issues with vendors related to the year 2000.

       At the present time, the Company has not identified any compliance issues that cannot be resolved within the required time frames or will have a material impact on the Company's business or financial results.



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

           Government Regulation

           The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. Although Circon has not experienced any substantial regulatory delays to date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on Circon's ability to introduce new products on a timely basis. The products to be used with the new Transvaginal Hydrolaparoscopy procedure, for example, are currently under review by the FDA and there can be no assurance that approval to market the products will be forthcoming. Regulatory agencies periodically inspect Circon's manufacturing facilities to ascertain compliance with "good manufacturing practices" and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While the Company believes it is currently in compliance, if Circon fails to comply with regulatory requirements, it could have an adverse effect on Circon's results of operations and financial condition.

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

           New Products

           Circon's growth depends in part on its ability to introduce new and innovative products that meet the needs of medical professionals. Although Circon has historically been successful at bringing new products to market, there can be no assurance that Circon will be able to continue to introduce new and innovative products or that the new products that Circon introduces, or has introduced, will be widely accepted by the marketplace. For example, there can be no assurance that Circon will be successful with its market launch of the products to be used with the new Transvaginal Hydrolaparoscopy
 (THL) procedure. The failure of the Company to continue to introduce new products or gain wide spread acceptance of a new product, like the products to be used with the THL procedure, could adversely affect the Company's operations.






                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CIRCON CORPORATION

                                              Registrant



 May 15, 1998                                 /s/Richard A. Auhll
 ------------                                 -------------------
    Date                                      RICHARD A. AUHLL
                                              President
                                              Chief Executive Officer



 May 15, 1998                                 /s/R. Bruce Thompson
 ------------                                 --------------------
         Date                                 R. BRUCE THOMPSON
                                              Executive Vice President
                                              Chief Financial Officer