Form 10-Q
period 1998-06-30
CIRCON CORP
filed 1998-08-14
CIK 719727

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 1998  COMMISSION FILE NO. 0-12025
                  -------------                      -------

CIRCON CORPORATION
-----------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)


Delaware                       95-3079904
----------------               -----------
(State or other               (I.R.S. Employer
jurisdiction of                Identification No.)
incorporation
or organization)



6500 Hollister Avenue, Santa Barbara,California        93117-3019
------------------------------------------------------------------
(Address of Principal                                  (Zip Code)
 Executive Offices)


Registrant's telephone number, including area code:  (805) 685-5100
                                                     --------------

      Indicate by check mark whether the
      registrant (1) has filed all reports
      required to be filed by Section 13
      or 15(d) of the Securities Exchange Act
      of 1934 during the preceding twelve months
      (or for such shorter period that the
      registrant was required to file such
      reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X        No
                  ----         ----

Number of Common Shares Outstanding at June 30, 1998:   13,396,794
                                                        ----------



         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  CIRCON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1997 AND JUNE 30,1998

                                ASSETS

                (In thousands, except per share amounts)

                                                                    (UNAUDITED)
                                                      December 31,     June 30,
                                                            1997         1998
                                                       ---------     ---------
CURRENT ASSETS:
     Cash and temporary cash investments              $   3,660     $   2,242
     Marketable securities                                1,115         1,131
     Accounts receivable, net of allowance of
           $1,606 in 1997 and $1,583 in 1998             32,024        28,142
     Inventories                                         38,489        42,728
     Prepaid expenses and other assets                    3,470         2,359
     Deferred income taxes                                5,172         3,698
                                                       ---------    ---------
          Total current assets                           83,930        80,300
                                                       ---------    ---------

DEFERRED INCOME TAXES                                     1,289         1,289

PROPERTY, PLANT, AND EQUIPMENT, NET                      53,503        52,201


OTHER  ASSETS, at cost net of accumulated amortization   30,635        29,600
                                                       ---------    ---------
                      Total assets                   $  169,357    $  163,390
                                                       =========    =========


                   The accompanying notes are an integral part of
                         these consolidated balance sheets.







                  CIRCON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                  DECEMBER 31, 1997 AND JUNE 30,1998

                 LIABILITIES AND SHAREHOLDERS' EQUITY

               (In thousands, except per share amounts)




                                                                    (UNAUDITED)
                                                   December 31,        June 30,
                                                         1997            1998
                                                    ---------        ---------
CURRENT LIABILITIES:
     Current maturities of long-term obligations   $      390       $     390
     Accounts payable                                   4,629           4,468
     Accrued liabilities                               10,892           9,837
     Customer deposits                                    688             816
                                                   ----------        ---------
          Total current liabilities                    16,599          15,511
                                                   ----------        ---------
NONCURRENT LIABILITIES:
     Long-term obligations                             48,799          40,299
                                                   ----------        ---------

SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
      1,000,000 shares authorized, none
      outstanding
Common stock: $0.01 par value
     50,000,000 shares authorized
     13,293,812 and 13,396,794 issued and outstanding
     in 1997 and 1998, respectively                      133             134
Additional paid-in capital                           105,079         106,183
Cumulative translation adjustment                     (1,197)         (1,625)
Accumulated (deficit) earnings                           (56)          2,888
                                                    ---------       ---------
Total shareholders' equity                           103,959         107,580
                                                    ---------       ---------
Total liabilities and shareholders'
     equity                                       $  169,357      $  163,390
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





                                 CIRCON CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                               (In thousands, except per share amounts)




                                                      Three months ended         Six months ended
                                                            June 30,                 June 30,

                                                    (UNAUDITED  (UNAUDITED) (UNAUDITED) (UNAUDITED)
                                                         1997       1998       1997        1998
                                                     ---------   ---------  ---------   ---------
NET SALES                                           $  40,455   $  37,251  $  78,848  $   73,530

    Cost of sales                                      18,673      16,434     35,600      32,305
                                                     --------    ---------  ---------   ---------
GROSS PROFIT                                           21,782      20,817     43,248      41,225


OPERATING EXPENSES:
    Research and development                            2,743       2,700      5,527       5,468
    Selling, general and administrative                17,517      14,845     34,196      29,727
                                                    ---------     --------  ---------   ---------
     Total operating expenses                          20,260      17,545     39,723      35,195

INCOME FROM OPERATIONS                                  1,522       3,272      3,525       6,030

    Interest income                                        40           5        181          15
    Interest expense                                   (1,000)       (793)    (1,919)     (1,667)
    Other income, net                                     115         141        106         151
                                                     ---------    --------  ---------   ---------
INCOME BEFORE INCOME TAXES                                677       2,625      1,893       4,529


     Provision for income taxes                           237         900        662       1,585
                                                     ---------    --------  ---------   ---------
NET INCOME                                         $      440  $    1,725   $  1,231   $   2,944
                                                     =========    ========  =========   =========

BASIC AND DILUTED EARNINGS PER SHARE :             $     0.03  $     0.13   $   0.09   $    0.22
                                                     ========     ========  =========   =========


Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding
BASIC                                                 13,245      13,378      13,243      13,343
                                                    ---------    --------   ---------   ---------
DILUTED                                               13,572      13,775      13,620      13,650
                                                    ---------    --------   ---------   ---------




                             The accompanying notes are an integral part of
                                       these consolidated statements.






                   CIRCON CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For Six Months Ended June 30

                            (In thousands)


                                                     (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES                       1997          1998
                                                        --------     --------

  Net income                                           $   1,231     $  2,944

  Adjustments to reconcile net
    income to cash provided by (used in)
    operating activities:

    Depreciation and amortization                         4,272         4,306

Change in assets and liabilities:
    Accounts receivable                                  (5,481)        3,882
    Inventories                                          (5,217)       (4,239)
    Prepaid expenses and other assets                        88         2,486
    Accrued liabilities                                  (1,802)       (1,216)
    Customer deposits                                       205           128
                                                       ---------     --------
Net cash provided by (used in) operating activities  $   (6,704)    $   8,291
                                                       ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases noncurrent assets                            (3,158)      (1,886)
                                                       ---------     --------
  Net cash used in investing activities              $   (3,158)      (1,886)
                                                       ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock                     58        1,105
  Borrowing (payments) of long-term obligations           5,500       (8,500)
                                                       ---------      -------
  Net cash provided by (used in) financing activities $   5,558    $  (7,395)
                                                       ---------      -------

    Cumulative translation adjustment                      (776)        (428)
                                                       ---------      -------

    Net decrease in cash and temporary
    cash investments                                     (5,080)       (1,418)

   Cash and temporary cash investments, beginning
   of period                                              6,234         3,660
                                                       ---------      -------
   Cash and temporary cash investments, end of period $   1,154      $  2,242
                                                       =========      =======
SUPPLEMENTAL DISCLOSURES

  Cash paid for interest                             $    1,871      $  1,581
                                                       =========      =======
  Cash paid (refunded) for income taxes, net         $      114         (765)
                                                       =========      =======




                           The accompanying notes are an integral part of
                                  these consolidated statements.







                     CIRCON CORPORATION
                     ------------------
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ------------------------------------------
                        JUNE 30, 1998
                        -------------
                           UNAUDITED
         (In thousands except share information)

General
-------
               The accompanying consolidated financial statements include the account of Circon Corporation (the Company) and its subsidiaries.
All significant intercompany transactions and accounts have been eliminated in consolidation.

               The consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
It is suggested that these consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's annual report for the year ended December 31, 1997.

               The Company does not believe any recently issued accounting standards will have a material impact on its financial condition or its results of operations.

(1)           USSC Tender Offer
              -----------------
               On August 1, 1996, United States Surgical Corporation ("USSC") through its wholly-owned subsidiary, USS Acquisition
Corp., launched an unsolicited tender offer (the "Offer") for all of the common stock of the Company at a price of $18 per share.
The Board of Directors considered the Offer and recommended
that stockholders reject it so the Company could continue to pursue its strategic plan. In reaching its conclusion, the Board retained and consulted with Bear Stearns and Company as financial advisors and Wilson, Sonsini, Goodrich & Rosati as legal advisors. In addition, the Company retained The Abernathy/MacGregor Group Inc. to advise the Company on public relations matters, Corporate Investor Communications,
Inc. to assist the Company in connection with communications to stockholders and William M. Mercer Incorporated to advise the Board of Directors on certain employee matters.  In
connection with rejecting the Offer, the Company adopted a Stockholders Right Plan and an Employee Retention Plan,
both of which are the subject of a lawsuit brought by USSC
against the Company and certain of its officers and directors.
On July 15, 1998, USSC agreed to postpone the lawsuit until
after Circon holds its annual meeting later in the year. In addition, the Company and certain of its directors and officers are also defendants in certain class action lawsuits purportedly brought on behalf of Circon stockholders. On December 16,
1996, USSC reduced the offer to $17 per share and extended
the solicitation until February 13, 1997.  On February 13, 1997, the offer was again extended to June 16, 1997.  On June 19,
1997, USSC modified their tender offer by lowering the price to $14.50 and reducing the number of shares to 973,174 or
7.3% of Circon's total outstanding shares.   On July 15, 1997,
USSC purchased 973,174 shares at $14.50 per share.  On
August 5, 1997, USSC launched a new tender offer for all of the common stock of the Company at a price of $16.50 per share. On October 22, 1997, USSC extended the offer of $16.50 per share until November 25, 1997. On November
25, 1997, the offer of $16.50 per share was extended until January 15, 1998. On January 15, 1998, the offer of $16.50 per share was extended until July 16, 1998. In May 1998,
USSC agreed to be acquired by Tyco International in a transaction scheduled to close later in the year. On July
16, 1998, the offer of $16.50 per share was extended until September 15, 1998.

(2)           Inventories
              -----------
               Inventories include costs of materials, labor and manufacturing overhead and are priced at the lower of cost
(first-in, first-out) or market. Inventories at December 31, 1997 and June 30, 1998 consist of the following:

                                1997           1998
                           ---------      ---------
        Raw materials      $   8,559      $   9,021
        Work in process       18,309         20,328
        Finished goods        11,621         13,379
                           ---------      ---------
                           $  38,489      $  42,728
                           =========      =========

(3)           Long-Term Obligations
              ---------------------
               Long-term obligations as of December 31, 1997 and June 30, 1998 consist of the following:

                                                         1997         1998
                                                    ---------    ---------
        Revolving credit facility                   $  46,000    $  37,500
        Industrial development authority bonds
           due December 2, 2006                         3,165        3,165
        Other                                              24           24
                                                   ----------    ---------
                                                       49,189       40,689

        Less: current maturities                         (390)        (390)
                                                   ----------    ---------
                                                   $   48,799    $  40,299
                                                   ==========    =========

               The Company has a five year $75,000 reducing revolving credit facility (the "Credit Facility") with a syndicate of banks which provides for direct borrowings and a maximum of $5,000 in letters of credit. The line of availability under the credit facility is reduced by $3,000 every six months and is $63,000 at June 30, 1998. The
Company has the option to borrow money based upon (i) the higher of the prime rate or an adjusted federal funds rate or (ii) an adjusted Eurodollar rate. The unused portion of the Credit Facility has a commitment fee which ranges from .1875% to .375%. The Credit
Facility, which expires August 1, 2001, contains certain restrictive financial covenants and is secured by substantially all of the assets of the Company.

               The Company has a letter of credit in the amount of approximately $3,307 as of June 30, 1998 underlying $3,165 of tax exempt Industrial Development Authority Bonds (the "Bonds") issued in December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments. The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. The Bonds and the letter of credit facility are collateralized by the Company's two Langhorne, Pennsylvania facilities. These facilities had a net carrying value of $4,394 as of June 30, 1998.

               Future principal maturities of the long term obligation are as follows:

                           1998              390
                           1999              405
                           2000              430
                           2001           37,950
                           2002              475
                           Thereafter      1,039
                                        --------
                                        $ 40,689
                                        ========

(4)           Comprehensive Income

               Components of other comprehensive income for the Company consist of foreign currency items and the amounts for the period ended June 30, 1998 and accumulated to date are $428 and $1,625, respectively.

(5)           Litigation

             See Discussion of Legal Proceedings in Part II, Item 1.



ITEM 2.       Management's Discussion and Analysis of
              Operations and Financial Condition

                    Three Months Ended June 30, 1998
              Compared to Three Months Ended June 30, 1997

               Sales
               -----
               Second quarter sales were $37.3 million compared to $40.5 million for the 1997 quarter. Total domestic sales were $32.3 million compared to last year's $33.8 million. Sales by the U.S. sales force totaled $28.9 million, in the current year, compared to the prior year's $30.6 million. International and other sales were $5.0 million compared to the same 1997 period of $6.7 million.

               U.S. sales force sales were affected by higher than normal sales force turnover. International sales were down due to continued strengthening in the U.S. dollar and reduced health care expenditures in Pacific rim countries.

               Gross Profit
               ------------
               Gross profit as a percentage of sales increased from 53.8% last year to 55.9% for the current period.
This improvement is the result of sales mix and reduced manufacturing overhead coupled with manufacturing efficiency gains. However, gross profit decreased from $21.8 million in 1997 to $20.8 million in the second quarter of 1998 due to lower sales volume.

               Operating Expenses
               ------------------
               Second quarter operating expenses of $17.5 million were down $2.8 million or 13.4% compared to the prior year second quarter of $20.3 million. Second quarter operating expenses were 47.1% of sales, down from 50.1% in 1997.
This was due to the cost reduction programs instituted over the past year.

               Sales and marketing expenses have been cut 16.1% due to reduced sales meeting and convention expenses, tighter controls over field inventory/samples and other cost saving actions. General and administrative expenses are down 12.6% due to the consolidation of international facilities and reduced amortization from assets acquired from the Cabot acquisition.

               Research and development expenditures of $2.7 million were level with last year.

               Income/EPS
               ----------
               As a result of the factors discussed above, operating income for the 2nd quarter 1998 of $3.3 million increased 115.0% over prior year's $1.5 million. Operating income grew to 8.8% of sales in 1998 versus 3.8% in 1997. Income before taxes of $2.6 million in 1998 compared to $0.7 million in 1997, was up
287.7% and net income of $1.7 million for the 2nd quarter 1998, increased 292.0% over prior year's $0.4 million. EPS was $0.13, up from last year's $0.03.



                      Six Months Ended June 30, 1998
               Compared to Six Months Ended June 30, 1997

               Sales
               -----
               First half sales totaled $73.5 million compared to $78.8 million for the same 1997 period. Total domestic sales were $63.9 million compared to last year's $64.9 million. Sales by the U.S. sales force were $57.3 million and international and other totaled $9.7 million compared to $58.8 million and $14.0 million, respectively, for the same 1997 period.

               In the third quarter, several important new product launches are scheduled, including the Dolphin Hysteroscopy pump, the Surgiflex Wave suction-irrigation probe and the initial transvaginal hydrolaparoscopy product line. These products compliment new products launched in the past six months, including the IP4.1 video camera, distortion-free
5mm and 10mm laparoscopes, and the ACNII flexible cystonephroscope.

               Gross Profit
               ------------
               Gross profit as a percentage of sales for the first half of 1998 was 56.1% of sales, up from 54.8% for the first half of 1997.
This increase was due to sales mix and reduced manufacturing overhead coupled with manufacturing efficiency gains.

               Operating Expenses
               ------------------
   Total operating expenses of $35.2 million were down
11.4% compared to prior year's $39.7 million.

               Sales and marketing expenses have been cut 13.7% from last year. This was due to a combination of reduced sales meeting and convention expenditures, tighter controls over field inventory/samples and other cost saving factors. General and administrative expenses are down 11.2% for the first half due to the consolidation of international facilities and reduced amortization from assets acquired from the Cabot acquisition.

               Research and development expenditures have remained essentially level with last year.

               Income/EPS
               ----------
               Operating income for the first half of 1998 totaled $6.0 million compared to $3.5 million due to the factors discussed above. Income before taxes of $4.5 million compared to $1.9 million was up 139.2% and net income of $2.9 million increased 139.2% over prior year's $1.2 million. EPS for the first six months of 1998 was $0.22 compared with $0.09 for 1997.



                         Liquidity and Capital Resources

         Circon's financial position remains strong with working capital of $64.8 million. Circon's current ratio is 5.1:1.

               For the first half, borrowings decreased by $8.5 million as cash from operations was used to pay down debt.

               Accounts Receivable decreased $4.9 million due to strong collections and lower first half 1998 sales compared to second half of 1997.

            Inventory increased $4.2 million due to a build in raw materials and work-in-process for new products.

              Circon has a $75.0 million secured reducing revolving credit line with a syndicate of banks. The credit line reduces by $3.0 million every six months and credit availability on the line totaled $63.0 million at June 30, 1998. There is currently $37.5 million outstanding
(See Footnote 3).

               The Company believes that cash flow from operations, existing cash, marketable securities and available cash from bank credit facilities are adequate to fund the Company's existing operations for the foreseeable future.

               Year 2000 Compliance
               --------------------
               Circon Corporation is in the process of replacing its entire internal management information system with new software and hardware which is year 2000 compliant. The majority of the expenses on this project have already been incurred and total
$1.7 million. The project is expected to be completed by December 1998. Software provided and operated by third parties are also currently under evaluation.

               In addition, Circon's Manufacturing and Research and Development staffs are in the process of reviewing all manufacturing processes, manufactured products and secondary compliance issues with significant vendors related to the year 2000 issue.

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

               On August 15, 1996, an action captioned Steiner v. Auhll, et al., No. 15165 was filed in the Court of Chancery of the State of Delaware. Shortly thereafter, three substantially similar actions were filed by three other individuals claiming to be stockholders of Circon. All four actions allege that Circon and certain of its officers and directors breached their fiduciary duties to Circon's stockholders by taking steps to resist the hostile tender offer by U.S. Surgical Corporation announced on August 2, 1996. All four of these actions purport to be brought as class actions on behalf of all Circon stockholders. On August 16, 1996, a separate action captioned Krim v. Circon Corp., et al., No. 153767, was filed in the Superior Court of California in Santa Barbara. The plaintiff in that action also claims to be a Circon stockholder and purports to bring his claim as a class action.
On September 27, 1996, that action was stayed by the Court in favor of the actions pending in Delaware; the Court also encouraged the plaintiff to refile his action in Delaware. On or about August 30, 1996, the Chancery Court consolidated the four Delaware complaints into a single action, and plaintiffs filed an amended complaint. The Company and its officers and directors filed an answer to the amended complaint on November
12, 1996. On July 15, 1998, plantiffs agreed to postpone further action in the case until after Circon holds its annual meeting later in the year. The Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuits in the event that plaintiffs continue to pursue the matter.

               On September 17, 1996, an action captioned
U.S. Surgical Corporation v. Auhll, et al., No. 15223NC was filed in the Court of Chancery of the State of Delaware. The complaint in this action also alleges that Circon and certain of its officers and directors breached their fiduciary duties to Circon's stockholders by taking steps to resist U.S. Surgical's hostile tender offer. The Company and its officers and directors filed an answer to the complaint on November 12, 1996. On or about October 28, 1997, U.S. Surgical filed an Amended and Supplemental Complaint (the "Amended Complaint"). The
Amended Complaint repeats the allegations in U.S. Surgical's September 17, 1996 complaint and adds new allegations regarding the supposed breaches of fiduciary duties by certain officers and directors of Circon since the filing of the September 17, 1996 complaint. On July 15, 1998, U.S. Surgical agreed to postpone the lawsuit until after Circon holds its annual meeting later in the year. The Company believes plaintiff's allegations to be without merit and intends to vigorously defend the lawsuit in the event that U.S. Surgical continues to pursue the matter.

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

               Uncertainties within the Healthcare Markets

               Political, economic and regulatory influences are subjecting the healthcare industry in the United States to rapid, continuing and fundamental change. Although
Congress has not passed comprehensive healthcare reform legislation to date, Circon anticipates that Congress, state legislatures and the private sector will continue to review and alternative healthcare delivery and payment systems.
Responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, healthcare providers (including customers of Circon) have demanded, and in many cases received, reduced prices on medical devices. These customers are expected to continue to demand lower prices in the future. Circon cannot predict what impact the adoption of any federal or state healthcare reform measures, private sector reform or market forces may have on its business. However, pricing pressure is expected to continue to adversely affect profit margins.

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



                                                          CIRCON CORPORATION

                                                          Registrant



  August 13, 1998                                /s/Richard A. Auhll
  ---------------                                --------------------
  Date                                           RICHARD A. AUHLL
                                                 President
                                                 Chief Executive Officer



  August 13, 1998                                /s/R. Bruce Thompson
  ---------------                                ---------------------
         Date                                    R. BRUCE THOMPSON
                                                 Executive Vice President
                                                 Chief Financial Officer