Form 10-Q
period 1998-09-30
CIRCON CORP
filed 1998-11-13
CIK 719727

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON, D.C.     20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
THE SECURITIES EXCHANGE ACT OF 1934

FOR  QUARTER ENDED  September 30, 1998      COMMISSION FILE NO.  0-12025
                    -----------------                            -------
CIRCON CORPORATION
-----------------
(Exact Name of Registrant as Specified in Its Charter)


Delaware                     95-3079904
---------------------------------------------------
(State or other              (I.R.S.Employer
jurisdiction of               Identification No.)
incorporation
or organization)



6500 Hollister Avenue, Santa Barbara, California    93117-3019
-------------------------------------------------------------
(Address of Principal                              (Zip Code)
 Executive Offices)


Registrant's telephone number, including area code:(805) 685-5100
                                                   --------------

     Indicate by check mark whether the
     registrant (1) has filed all reports
     required to be filed by Section 13
     or 15(d) of the Securities Exchange Act
     of 1934 during the preceding twelve months
     (or for such shorter period that the
     registrant was required to file such
     reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X        No
        ----         -------

Number of Common Shares Outstanding at September 30, 1998   13,440,269
                                                            ----------


               PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


             CIRCON CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

          DECEMBER 31,1997 AND SEPTEMBER 30,1998

                      ASSETS

         (In thousands, except per share amounts)

                                                                (UNAUDITED)
                                                     December31, September 30,
                                                           1997       1998
                                                         -------   --------

CURRENT ASSETS:
 Cash and temporary investments                        $    3,660  $ 2,710
 Marketable securities                                      1,115    1,153
 Accounts receivable, net of allowance of
  $1,606 in 1997 and $2,075 in 1998                        32,024   30,014
 Inventories                                               38,489   42,529
 Prepaid expenses and other assets                          3,470    2,419
 Deferred income taxes                                      5,172    3,698
                                                          -------  -------
     Total current assets                                  83,930   82,523
                                                          -------  -------

DEFERRED INCOME TAXES                                       1,289    1,289

PROPERTY, PLANT AND EQUIPMENT, NET                         53,503   51,882


OTHER ASSETS, at cost net of accumulated amortization      30,635   28,936
                                                          --------  -------
        Total assets                                   $  169,357 $ 164,630
                                                          =======   ========


      The accompanying notes are an integral part of these consolidated balance sheets.





                   CIRCON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                 DECEMBER 31, 1997 AND SEPTEMBER 30,1998

                  LIABILITIES AND SHAREHOLDERS' EQUITY

               (In thousands, except per share amounts)


                                                                 (UNAUDITED)
                                                   December 31, September 30,
                                                         1997        1998
                                                    ---------   ---------
CURRENT LIABILITIES:
  Curent maturities of long-term obligations       $      390  $     390
  Accounts payable                                      4,629      4,616
  Accrued liabilities                                  10,892     10,830
  Customer deposits                                       688        730
                                                    ---------   --------
   Total current liabilities                           16,599     16,566
                                                    ---------   --------
NONCURRENT LIABILITIES:
     Long-term obligations                             48,799     37,799

                                                    ---------   --------
SHAREHOLDERS' EQUITY:
Preferred stock: $0.01 par value
        1,000,000 shares authorized, none
        outstanding
Common stock: $0.01 par value
       50,000,000 shares authorized
       13,280,476 and 13,440,269 issued and outstanding
       in 1997 and 1998, respectively                   133         134
Additional paid-in capital                           105,079    106,615
Cumulative translation adjustment                    (1,197)     (1,865)
Accumulated (deficit) earnings                          (56)      5,381
                                                    -------    ---------
Total shareholders' equity                          103,959     110,265
                                                    -------    ---------

Total liabilities and shareholders' equity       $  169,357  $  164,630
                                                   ========    ========


    The accompanying notes are an integral part of these consolidated balance sheets.



                CIRCON CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

              (In thousands, except per share amounts)




                                              Three months ended     Nine months ended
                                                  September 30,     September 30,

                                        (UNAUDITED)   (UNAUDITED)       (UNAUDITED)  (UNAUDITED)
                                              1997          1998              1997         1998
                                         ---------     ---------         ---------     ---------
NET SALES                               $   41,034    $   38,400        $  119,882    $   111,930

 Cost of sales                              18,777        17,227            54,377         49,532
                                         ---------     ---------         ---------     ---------
GROSS PROFIT                                22,257        21,173            65,505         62,398


OPERATING EXPENSES:
 Research and development                    2,658         2,628             8,185          8,096
 Selling, general and administrative        16,552        14,053            50,748         43,780
 Reorganization (see note 5)                   150            -                150             -
                                         ---------      ---------        ---------     ---------
   Total operating expenses                 19,360        16,681            59,083         51,876

INCOME FROM OPERATIONS                       2,897         4,492             6,422         10,522

  Interest income                               36             4               217             19
  Interest expense                          (1,065)         (686)           (2,984)        (2,353)
  Other income, net                             35            26               141            177
                                         ---------      ---------        ---------     ---------
INCOME BEFORE INCOME TAXES                   1,903         3,836             3,796          8,365


  Provision for income taxes                   667         1,343             1,329          2,928
                                         ---------      ---------         ---------    ---------
NET INCOME                                $  1,236      $  2,493          $  2,467     $    5,437
                                         =========      =========         =========    =========

BASIC EARNINGS PER SHARE:                 $   0.09      $   0.19          $   0.19     $     0.41
                                         =========      =========         =========    =========
DILUTED EARNINGS PER SHARE:               $   0.09      $   0.18          $   0.18     $     0.40
                                         =========      =========         =========    =========

Weighted Average Number of Shares of Common
Stock and Equivalents Outstanding
BASIC                                      13,264         13,433            13,250        13,373
                                        ---------        -------           ---------   ---------
DILUTED                                    13,680         13,735            13,641        13,743
                                        ---------        -------           ---------   ---------




                  The accompanying notes are an integral part of
                     these consolidated statements.


                      CIRCON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For Nine Months Ended September 30
                             (In Thousands)



                                                    (UNAUDITED) (UNAUDITED)
                                                          1997        1998
                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES


 Net income                                           $ 2,467     $ 5,437

 Adjustments to reconcile net
  income to cash provided by (used in)
  operating activities:

 Depreciation and amortization                         6,462       6,444

 Change in assets and liabilities:
  Accounts receivable                                 (5,212)      2,010
  Inventories                                         (5,198)     (4,040)
  Prepaid expenses and other assets                      108       2,439
  Accounts payable and accrued liabilities            (1,031)        (75)
  Customer deposits                                      116          42
                                                    --------     --------
Net cash provided by (used in) operating activities $ (2,288)   $ 12,257


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of noncurrent assets                       (5,001)     (3,076)
                                                    ---------    --------
 Net cash used in investing activities             $  (5,001)   $ (3,076)
                                                    ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of common stock                  412       1,537
 Borrowing (payments) of long-term obligations         5,100     (11,000)
                                                   ---------    ---------
 Net cash provided by (used in) financing activities $ 5,512    $ (9,463)
                                                   ---------    ---------

 Cumulative translation adjustment                      (698)       (668)
                                                   ---------    ---------

 Net decrease in cash and temporary
 cash investments                                     (2,475)       (950)

 Cash and temporary cash investments, beginning
 of period                                             6,234       3,660
                                                   ---------    ---------
 Cash and temporary cash investments, end of period $  3,759    $  2,710
                                                   =========    =========
 SUPPLEMENTAL DISCLOSURES

 Cash paid for interest                             $ 2,921     $  2,210
                                                   =========    ========
 Cash paid (refunded) for income taxes, net         $    38     $   (700)
                                                   =========    ========




           The accompanying notes are an integral part of these consolidated statements.




                              CIRCON CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1998
                           ------------------
                               UNAUDITED
                 (In thousands except share information)

                         General
                        --------

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

(1)   USSC Tender Offer
      -----------------
           On September 16, 1998, United States Surgical Corporation ("USSC") allowed its $16.50 per share tender offer to expire.
Tyco International Corporation completed its acquisition of USSC on October 2, 1998.

(2)    Inventories
       -----------
          Inventories include costs of materials, labor and manufacturing overhead and are priced at the lower of cost
(first-in, first-out) or market. Inventories at December 31, 1997 and September 30, 1998 consist of thefollowing:

                                       1997             1998
                                   --------         --------
       Raw materials               $  8,559         $  9,226
       Work in process               18,309           19,389
       Finished goods                11,621           13,914
                                  ---------         --------
                                   $ 38,489         $ 42,529
                                  =========         ========

(3)       Long-Term Obligations
          --------------------
          Long-term obligations as of December 31, 1997 and September 30, 1998 consist of the following:

                                             1997      1998
                                         --------  --------
       Revolving credit facility         $ 46,000  $  35,000
       Industrial development authority
        bonds due December 2, 2006          3,165      3,165
       Other                                   24         24
                                         --------  ---------
                                           49,189     38,189

       Less: current maturities              (390)      (390)
                                         ---------  ---------
                                         $  48,799  $  37,799
                                         =========  =========

              The Company has a five year $75,000 reducing revolving credit facility (the "Credit Facility") with a syndicate of banks which provides for direct borrowings and a maximum of $5,000 in letters of credit. The line of availability under the credit facility is reduced by $3,000 every six months and is $60,000 at September 30, 1998.
The Company has the option to borrow money based upon (i) the higher of the prime rate or an adjusted federal funds rate or (ii) an adjusted Eurodollar rate. The unused portion of the Credit Facility has a commitment fee which ranges from .1875% to .375%. The
Credit Facility, which expires August 1, 2001, contains certain restrictive financial covenants and is secured by substantially all of the assets of the Company.

            The Company has a letter of credit in the amount of approximately $3,307 as of September 30, 1998 underlying
$3,165 of tax exempt Industrial Development Authority Bonds
(the "Bonds") issued in December 1991 with a 15 year maturity requiring monthly interest payments and annual principal payments. The letter of credit has a renewable 5 year term and carries an annual fee of 1% of the outstanding bond principal amount. The bonds are subject to weekly repricing at an interest rate based on the remarketing agents' professional judgment and prevailing market conditions at the time. The Bonds and the letter of credit facility are collateralized by the Company's two Langhorne, Pennsylvania facilities. These facilities had a net carrying value of $4,361 as of September 30, 1998.

           Future principal maturities of the long term obligations are as follows:

                1998      390
                1999      405
                2000      430
                2001   35,450
                2002      475
          Thereafter    1,039
                     --------
                     $ 38,189
                     ========

(4)    Comprehensive Income
       --------------------
       Components of other comprehensive income for the Company consist of foreign currency items and the amounts for the nine month period ended September 30, 1998 and accumulated to date are $668 and $1,865, respectively.

(5)      Reorganization
         --------------
         During the 3rd quarter of 1997, the Company undertook a cost reduction/income enhancement program to improve operating margins in the second half of 1997 and 1998. As part of this program, the Company eliminated certain domestic sales territories and realigned others.
In the 3rd quarter of 1997, the Company recorded a $150 charge for the payment of employee severance, the majority of which was paid in the 4th quarter of 1997.

(6)      Litigation
         ----------
       See Discussion of Legal Proceedings in Part II, Item 1.







ITEM 2.     Management's Discussion and Analysis of
            Operations and Financial Condition

                    Three Months Ended September 30, 1998
           Compared to Three Months Ended September 30, 1997

       Sales
       -----
       Third quarter sales were $38.4 million compared to $41.0 million for the 1997 quarter. Total domestic sales were $33.8 million compared to last year's $35.4 million. Sales by the U.S. sales force totaled $30.7 million in the current year, compared to the prior year's $32.4 million. International and other sales were $4.6 million compared to the same 1997 period of $5.7 million.

       Sales by the U.S. sales force were 8% and 6% above the first and second quarter of 1998, but 5% below the third quarter Sales have been adversely affected by increased sales force turnover in the first half of 1998 which the Company attributes to the recently ended hostile takeover attempts by U.S. Surgical and the resulting uncertanties related to the possible sale of the Company. The Company is addressing the matter by continuing efforts to stabilize the U.S. sales force, including the hiring of an experienced Vice President of Domestic Sales from Johnson & Johnson and by offering new product releases.

         International sales are down 19.3%, due to a 40% drop in sales through international dealers which have been discouraged by the prospect of a takeover. In an effort to reduce the amount of Circon products in their inventories, the international dealers have cut back their purchases.

    Gross  Profit
    ------------
    Gross profit as a percentage of sales increased from
54.2 % last year to 55.1 % for the current period. This improvement is the result of sales mix and reduced manufacturing overhead coupled with manufacturing efficiency gains. Gross profit decreased from $22.3 million in 1997 to $21.2 million in the third quarter of 1998 due to lower sales.

    Operating Expenses
    ------------------
    Third quarter operating expenses of $16.7 million were down $2.7 million or 13.8% compared to the prior year third quarter of $19.4 million. Third quarter operating expenses were 43.4% of sales, down from 47.2% in 1997.
This was due to the cost reduction programs instituted over the past year.

        Sales and marketing expenses have been cut 15.9% by reducing convention expenses, tighter controls over field inventory/samples and other cost saving actions.
General and administrative expenses are down 12.8% due to the consolidation of international facilities, reduced amortization expenses and other reductions.

         Research and development expenditures of $2.6 million were level with last year.

     Income/EPS
     ----------
     As a result of the factors discussed above, operating income for the 3rd quarter 1998 of $4.5 million was up
55.1% over prior year's $2.9 million. Operating income grew to 11.7% of sales in 3rd quarter 1998 versus 7.1%
in the same period of 1997. Income before taxes of $3.8 million in 3rd quarter 1998 compared to $1.9 million in the same period of 1997, was up 101.6% and net income of $2.5 million for the 3rd quarter 1998, increased 101.7% over prior year's $1.2 million. Basic EPS was $0.19, compared to last year's $0.09.



            Nine Months Ended September 30, 1998
    Compared to Nine Months Ended September 30, 1997

     Sales
     -----
     Nine months sales totaled $111.9 milliom compared to $119.9 million for the same period in 1997. Total domestic sales year-to-date 1998 were $97.7 million compared to $100.2 million. Sales by the U.S. sales force year-to-date 1998 were $88.2 million and international and other totaled $14.2 million compared to $91.2 million and $19.7 million, respectively, for the same period. Sales have been adversely affected by increased sales force turnover in the first half of 1998 which the Company attributes to the recently ended hostile takeover attempts by U.S. Surgical and the resulting uncertainties related to the possible sale of the Company.

    Gross Profit
    ------------
    Gross profit as a percentage of sales for the nine months of 1998 was 55.7% of sales, up from 54.6% for the first nine months. This increase was due to sales mix and reduced manufacturing overhead coupled with manufacturing efficiency gains.

    Operating Expenses
    -----------------
    Total operating expenses for the year-to-date period in 1998 of $51.9 million were down 12.2% compared to prior year's $59.1 million.

    Sales and marketing expenses have been cut 14.4% from last year. This was due to a combination of reduced sales meeting and convention expenditures, tighter controls over field inventory/samples and other cost saving factors. General and administrative expenses are down 11.7% for the first nine months due to the consolidation of international facilities and reduced patent amortization and reductions in other expenses.

     Research and development expenditures of $8.1 million have remained level with last year.

    Income/EPS
    ----------
    Operating income for the first nine months of 1998 reached $10.5 million compared to $6.4 million for 1997 due to the factors discussed above. Income before taxes for the nine months of 1998 were $8.4 million and net income for the nine months of 1998 was $5.4 million, both increased 120.4% over prior year's $3.8 million and $2.5 million, respectively. Basic EPS for the first nine months of 1998 of $0.41 compares very favorably with $0.19 for 1997.

    Liquidity and Capital resources
    ------------------------------
        Circon's financial position remains strong with working capital of $66.0 million. Circon's current ratio is 5.0:1.

        For the first nine months, total borrowings decreased by $11.0 million as cash from operations was used to pay down debt.

         Accounts Receivable decreased $2.0 million due to strong accounts receivable collections and lower first nine months 1998 sales compared to first nine months of 1997.

        Inventory increased $4.0 million largely related to an increase of new products.

        Circon has a $75.0 million secured reducing revolving credit line with a syndicate of banks. The credit line reduces by $3.0 million every six months and credit availability on the line totaled $60.0 million at September 30, 1998. There is currently $35.0 million outstanding (See Footnote 3).

          The Company believes that cah flow from operations, existing cash, marketable securities and available cash from bank credit facilities are adequate to fund the Company's existing operations for the foreseeable future.

    Year 2000 Compliance
    --------------------
    Circon Corporation has nearly completed the process of replacing its entire internal management information system with new software and hardware which is year 2000 compliant. The majority of the expenses on this project have already been incurred and total $1.7 million. The project is expected to be fully implemented by February 1999. Software provided and operated by third parties is currently under evaluation to assure Year 2000 Compliance.

        In addition, Circon's Manufacturing and Research and Development staffs are in the process of reviewing all manufacturing processes, manufactured products and secondary compliance issues with significant vendors related to the year 2000 issue. To date, all manufactured products have been verified to be Year 2000 compliant. The manufacturing process and outside vendors reviews are on-going.

        At the present time, the Company has not identified any compliance issues that cannot be resolved within the required time frames or will have a material impact on the Company's business or financial results.

Forward Looking Statements

     See Item 5 regarding forward looking statements in Part II and certain important cautionary statements.

PART II

Item 1.      Legal Proceedings.

             On May 28, 1996, two purported stockholders of the Company, Bart Milano and Elizabeth Heaven, commenced an action in the Superior Court of the State of California for the County of Santa Barbara, Case No. 213476, purportedly on behalf of themselves and all others who purchased the Company's common stock between May 2, 1995 and February 1, 1996, against the Company, Richard A. Auhll, Rudolf R. Schulte, Harold R. Frank, John F. Blokker, Paul
W. Hartloff, Jr., R. Bruce Thompson, Jon D. St. Clair, Frederick A. Miller, David P. Zielinski, Winton L. Berci, Jurgen Zobel, Trevor Murdoch and Warren
G. Wood. That complaint alleged that defendants violated Sections 11 and 15 of the Federal Securities Act of 1933, as amended. Sections 25400-02 and 25500-02 of the California Corporations Code, and Sections 1709-10 of the California civil Code, by disseminating allegedly false and misleading statements relating to Circon's acquisiton of Cabot Medical Corp. by merger and to the combined companies' future financial performance. In general the complaint alleged that defendants knew that synergies from the merger would not be achieved, but misrepresented to the public that they would be achieved, in order to obtain approval for the merger so they would be executives of a much larger corporation. This alleged conduct allegedly had the effect of inflating the Company's stock price. On July 29, 1996, defendants filed demurrers to the complaint on the gound that plaintiffs allegations fail to state facts sufficient to constitute a cause of action. On or about August 6, 1996, plaintiffs served their response to defendants' demurrers, stating their intention to file an amended complaint prior to the hearing on defendants' demurrers. On September 20, 1996, plaintiffs voluntarily dismissed Rudolf R. Schulte, Harold R. Frank, John F. Blokker and Paul W. Hartloff, Jr. from the action, without prejudice. On September 30, 1996, plaintiffs, joined by a third purported stockholder of the Company, Adam zetter, filed a first amended complaint against the remaining defendants. Plaintiffs' amended complaint is substantially similar to the original complaint, but adds a new purported cause of action under the unfair business practices provisions of the California Business & Professions Code, Sections 17200, et seq. and 17500, et seq. Like the original complaint, the amended complaint seeks compensatory and/or punitive damages, attorneys fees and costs, and any other relief (including injunctive relief) deemed proper.
On December 2, 1996, defendants filed demurrers to the amended complaint again on the grounds that plaintiffs' allegations fail to state facts sufficient to contitute a cause of action. On april 17, 1997, a hearing was held regard-ing the defendants demurrers to the first amended complaint. By order dated
May 28, 1997, the Surerior Court overruled the defendant's demurrers to the amended complaint. The parties are now engaged in discovery proceedings.
The Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuit.

          On August 15, 1996, an action captioned Steiner v. Auhll, et al., No. 15165 was filed in the Court of Chancery of the State of Delaware. Shortly thereafter, three substantially similar actions were filed by three other individuals claiming to be stockholders of Circon. All four actions allege that Circon and certain of its officers and directors breached their fiduciary duties to circon's stockholders by taking steps to resist the hostile tender offer by U.S. Surgical Corporation announced on August 2, 1996.
All four of these actions purport to be brought as class actions on behalf of all Circon stockholders. On August 16, 1996, a separate action captioned
Krim v. Circon Corp., et al., No. 153767, was filed in the Superior Court of California in Santa Barbara. The plaintiff in that action also claims to be a Circon stockholder and purports to bring his claim as a class action. On September 27, 1996, that action was stayed by the Court in favor of the actions pending in Delaware; the Court also encouraged the plaintiff to refile his action in Delaware. On or about August 30, 1996, the Chancery Court consolidated the four Delaware complaints into a single action, and plaintiffs field an amended complaint. The Company and its officers and directors filed an answer to the amended complaint on November 12, 1996. On July 15, 1998, plantiffs agreed to postpone further action in the case until after Circon holds its annual meeting later in the year. The Company believes plaintiffs' allegations to be without merit and intends to vigorously defend the lawsuits in the event that plaintiffs continue to pursue the matter.

        On  September 17, 1996, an action captioned U.S. Surgical Corporation
v. Auhll, et al., No. 15223NC was filed in the Court of Chancery of the State of Delaware. The complaint in this action also alleges that Circon and certain of its officers and directors breached their fiduciary duties to Circon's stock-holders by taking steps to resist U.S. Surgical's hostile tender offer. The Company and its officers and directors filed an answer to the complaint on November 12, 1996. On or about October 28, 1997, U.S. Surgical filed an amended and Supplemental Complaint (the "Amended Complaint"). The Amended Complaint repeats the allegations in U.S. Surgical's September 17, 1996 complaint and adds new allegations regarding the supposed breaches of fiduciary duties by certain officers and directors of Circon since the filing of the September 17, 1996 complaint. On July 15, 1998, U.S. Surgical agreed to postpone the lawsuit until after Circon holds its annual meeting later in the year. On November 3, 1998, U.S. Surgical agreed to dismiss the lawsuit with prejudice. No further action is expected in this case.

Item 5.

Additional Cautionary Statements
--------------------------------

        No Assurance of Cost Savings or Revenue/Earnings Growth as provided in the Company's Strategic Plan.

        Circon has implemented the intitial phases of a comprehensive strategic plan to maximize value for shareholders that includes cost cutting and revenue/earnings growth components. Implementation and achievement of the strategic plan is critical to the success of the Company and the achievement of its corporate goals. Although the strategic plan has already begun to yield positive results, there can be no assurance that this trend will continue. The failure of the Company to achieve cost and expense reductions in accordance with the strategic plan, or the occurrence of unforeseen expenses, could adversely affect the Company's ability to achieve the goals set forth in the strategic plan. Cost cutting measures include the elimination of certain personnel, the decision to not fill several open positions, the reduction in quantities of samples provided to the sales force, and the reduction of salaries for certain senior executives. There can be no assurance that such cost cutting will not have an adverse effect on the Company's operations. The sales force has gone through a significant reorganization since the merger with Cabot Medical in 1995 and has not yet demonstrated the productivity required to achieve the goals of the strategic plan. In addition, the strategic plan provides for revenues/earnings growth which is contingent in large part on the success of both the sales force and the Company's new products, some of which have not yet been introduced to the marketplace. The failure of the sales force to achieve targeted results or of the Company's new products to be accepted in the market may have a material adverse effect on the Company's financial results and its ability to meet the goals established in the strategic plan.

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

        On October 6, 1997, two individuals who were nominated by USSC to serve on the Circon Board were elected by the shareholders of the Corporation. A precatory resolution sponsored by USSC calling for the Board of circon to arrange for the prompt sale of the Company was also approved by the share-holders. In addition, USSC filed a lawsuit in the State of Delaware which, among other things, seek to force the Board to redeem the shareholder Rights Plan and have the Employee Retention Plans nullified. No assurance can be given that these actions will not exacerbate one or more of the potential adverse effects mentioned above.

        Increasing competition and Risk Obsolescence from Technological
Advances

        The markets in which Circon's products compete are characterized by continuing technical innovation and increasing competition. Some surgical procedures which utilize the Company's products could potentially be replaced or reduced in importance by alternative medical procedures or new drugs which may adversely affect Circon's business.

       Government Regulation

       The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. Although Circon has not experienced any substantial regulatory delays to date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on Circon's ability to introduce new products on a timely basis. Regulatory agencies periodically inspect Circon's manufacturing facilities to ascertain compliance with "good manufacturing practices" and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While the Company believes it is currently in compliance, if Circon fails to comply with regulatory require-ments, it could have an adverse effect on Circon's results of operations and financial condition.

        Uncertainties within the Healthcare Markets

        Political, economic and regulatory influences are subjecting the healthcare industry in the United States to rapid, continuing and fundamental change. Although Congress has not passed comprehensive healthcare reform legislation to date, Circon anticipates that congress, state legislatures and private sector will continue to review and assess alternative healthcare delivery and payment systems. Responding to increased costs and to pressure from the government and from insurance companies to reduce patient charges, healthcare providers (including customers of Circon) have demanded, and in many cases received, reduced prices on medical devices. These customers are expected to continue to demand lower prices in the future. Circon cannot predict what impact the adoption of any federal or state healthcare reform measures, private sector reform or market forces may have on its business. However, pricing pressure is expected to continue to adversely affect profit margins.

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

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       c.  Exhibit Index

           10.8. Form of Employee Retention Plan for certain officers and other key employees, as amended.

                           CIRCON CORPORATION

                       MANAGEMENT RETENTION PLAN

                        Effective August 27, 1996
                       Amended September 26, 1997
                           and August 28, 1998


Introduction

        It is expected that Circon Corporation (the "Company") from time to time will consider the possibility of an acquisition by another company or other change of control. The Board of Directors of the Company (the "Board") recognizes that such consideration can be a distraction to key employees and can cause such employees to consider alternative employment opportunities. The Board has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication and objectivity of these employees, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company.

        The Board believes that it is in the best interests of the Company and its stockholders to provide these employees with an incentive to continue their employment and to motivate these employees to maximize the value of the Company upon a Change of Control for the benefit of its stockholders.

        The Board believes that it is imperative to provide these employees with (i) certain retention benefits payable upon remaining in the employ of the Company either until a Change of Control or for a specified period following a Change of Control, (ii) certain severance benefits upon termination of employment following a Change of Control, and (iii) for specified employees, certain payments in exchange for promises not to compete with or solicit Company customers or employees for a one-year period upon a termination of employment following a Change of Control. These benefits provide these employees with enhanced financial security and provide efficient incentive and encouragement to these employees to remain with the Company notwithstanding the possibility or occurrence of a Change of Control.

        Accordingly, the following plan has been developed and adopted.

                     ARTICLE I

               ESTABLISHMENT OF PLAN

   1. Establishment of Plan. As of the Effective Date, the Company hereby establishes a management retention plan to be known as the "Management Retention Plan" (the "Plan"), as set forth in this document. The purposes of the Plan are as set forth in the Introduction.

    2. Applicability of Plan. Subject to the terms of this Plan, the benefits provided by this Plan shall be available to those Employees of the Company who, on or after the Effective Date, receive a Notice of Participation.

     3. Contractual Right to Benefits. Subject to the terms of this Plan, this Plan and the Notice of Participation establishes and vests in each Participant a contractual right to the benefits to which he or she is entitled pursuant to the terms thereof, enforceable by the Participant against the Company.

                           ARTICLE II

                 DEFINITIONS AND CONSTRUCTION

    1. Definitions. Whenever used in the Plan, the following terms shall have the meanings set forth below and, when the meaning is intended, the initial letter of the term is capitalized.

      (a) Annual Compensation. "Annual Compensation" shall mean an amount equal to the sum of (i) the Participant's Company annual base salary as in effect immediately preceding the Change of Control, and if so specified in the Participant's Notice of Participation, (ii) the Participant's 100% Target Bonus amount for the Company's fiscal year in which the Change of Control occurs, and (iii) with respect to Area Sales Managers and Regional Sales Managers, all monthly or quarterly incentive compensation earned and actually paid during the Company's fiscal year in which the Change of Control occurs, annualized.

      (b) Cause. "Cause" shall mean (i) any act of personal dishonesty taken by the Participant in connection with his responsibilities as an Employee and intended to result in substantial personal enrichment of the Participant, (ii) the Participant's conviction of a felony, (iii) a willful act by the Participant which constitutes gross misconduct and which is injurious to the Company, or (iv) continued substantial violations by the Participant of the Participant's employment duties which are demonstrably willful and deliberate on the Participant's part after there has been delivered to the Participant a written demand for performance from the Company which specifically sets forth the factual basis for the Company's belief that the Participant has not substantially performed his duties.

      (c) Change of Control. "Change of Control" shall mean the occurrence of any of the following events:

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

   (d) Code.  "Code" shall mean the Internal
Revenue Code of 1986, as amended.

   (e) Company. "Company" shall mean
Circon Corporation, any subsidiary corporations, any successor entities as provided in Article IX hereof, and any parent or subsidiaries of such successor entities.

   (f) Disability. "Disability" shall mean that the Participant has been unable to perform his duties as an Employee as the result of incapacity due to physical or mental illness, and such inability, at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Participant or the Participant's legal representative (such agreement as to acceptability not to be unreasonably withheld). Termination resulting from Disability may only be effected after at least 30 days' written notice by the Company of its intention to terminate the Participant's employment. In the event that the Participant resumes the performance of substantially all of his duties hereunder before the termination of his employment becomes effective, the notice of intent to terminate shall automatically be deemed to have been revoked.

   (g) Effective Date. "Effective Date" shall mean the date the Plan is approved by the Board.

   (h) Employee.  "Employee" shall mean an
individual employed by the Company.

   (i) ERISA.  "ERISA" shall mean the Employee
Retirement Income Security Act of 1974, as amended.

   (j) Health Care Continuation Period.  "Health
Care Continuation Period" shall mean the period set forth in a Participant's Notice of Participation.

   (k) Involuntary Termination. "Involuntary Termination" shall mean (i) without the Participant's express written consent, the significant reduction of the Participant's duties or responsibilities relative to the Participant's duties or responsibilities in effect immediately prior to such reduction; provided, however, that a reduction in duties or responsibilities solely by virtue of the Company being acquired and made part of a larger entity (as, for example, when the Chief Financial Officer of Circon remains as such following a Change of Control and is not made the Chief Financial Officer of the acquiring corporation) shall not constitute an "Involuntary Termination;" (ii) a reduction by the Company in the annual base salary or in the maximum dollar amount of potential annual cash bonuses relative to the annual base salary and maximum dollar amount of potential annual cash bonuses as in effect immediately prior to such reduction; (iii) a material reduction by the Company in the kind or level of employee benefits to which the Participant is entitled immediately prior to such reduction with the result that the Participant's overall benefits package is significantly reduced; (iv) the relocation of the Participant to a facility or a location more than 35 miles from the Participant's then present location, without the Participant's express written consent;
(v) any purported termination of the Participant by the Company which is not effected for Disability or for Cause; or (vi) the failure of the Company to obtain the assumption of this agreement by any successors contemplated in Article IX below.

   (l) Notice of Participation. "Notice of Participation" shall mean an individualized written notice of participation in the Plan from an authorized Employee of the Company.

   (m) Participant. "Participant" shall mean an individual who meets the eligibility requirements of Article III.

   (n) Plan.  "Plan" shall mean this Circon Corporation
Management Retention Plan.

   (o) Pro-Rated Bonus Amount.  "Pro-Rated Bonus
Amount" shall mean, with respect to each Participant designated as eligible to receive such a payment in their Notice of Participation, 100% of such Participant's Target Bonus as in effect for the fiscal year in which the Change of Control occurs, pro-rated by multiplying such bonus amount by a fraction, the numerator of which shall be the number of days prior to occurrence of the Change of Control during such fiscal year, and the denominator of which shall be three-hundred and sixty-five.

   (p) Retention Payment. "Retention Payment" shall mean the payment of retention compensation as provided in Article VI hereof.

   (q) Retention Payment Percentage.  "Retention
Payment Percentage" shall mean, for each Participant, the Retention Payment Percentage set forth in such Participant's Notice of Participation.

   (r) Severance Payment. "Severance Payment" shall mean the payment of severance compensation as provided in Article IV hereof.

   (s) Severance Payment Percentage.  "Severance
Payment Percentage" shall mean, for each Participant, the Severance Payment Percentage set forth in such Participant's
Notice of Participation.

   (t) Severance Window Period.  "Severance Window
Period" means the period, not to exceed twenty-four (24) months, set forth in a Participant's Notice of Participation.

   (u) Target Bonus. "Target Bonus" shall mean the target incentive bonus award relating to the achievement of the Participant's target specified under the Company's formal annual incentive bonus plan.

                         ARTICLE III

                         ELIGIBILITY

        Each Employee who is designated by the Board and who signs and timely returns to the Company a Notice of Participation shall be a Participant in the Plan. A Participant shall cease to be a Participant in the Plan when he or she ceases to be an Employee, unless such Participant is entitled to benefits hereunder. A Participant entitled to benefits hereunder shall remain a Participant in the Plan until the full amount of the benefits have been delivered to the Participant.

                          ARTICLE IV

                      SEVERANCE BENEFITS

      1. Right to Severance Benefits.

          (a) Termination Following A Change of Control. If a Participant's employment terminates at any time within the Participant's Severance Window Period after a Change of Control, then, subject to Article VII hereof, the Participant shall be entitled to receive severance benefits as follows:

              (i) Severance Pay Upon Involuntary Termination Following a Change of Control. If the Participant's employment is terminated as a result of Involuntary Termination other than for Cause within the Participant's Severance Window Period, then the Participant shall be entitled to receive a Severance Payment which equals (i) the product obtained by multiplying the Participant's Severance Payment Percentage times the Participant's Annual Compensation, plus (ii) if the Participant has not already received a Retention Payment under
Article VI below, the product obtained by multiplying the Retention Payment Percentage times the Participant's
Annual Compensation, plus (iii) if and only if (A) the Participant's Notice of Participation designates him or her as eligible to receive a Pro-Rated Bonus Amount, and
(B) no Pro-Rated Bonus Amount has been paid to such Participant pursuant to Article V, the Pro-Rated Bonus
Amount.

    EXAMPLE I: A Change of Control is consummated on
June 15, 1997. Participant is Involuntarily Terminated
other than for Cause as of July 1, 1997.
Annual Compensation is $150,000. The Severance
Payment Percentage set forth in the Participant's
Notice of Participation is 100%.  The Retention Payment
Percentage set forth in the Participant's Notice of
Participation is 50% and has not yet been paid.
Participant's Notice of Participation designates him as
eligible to receive a Pro-Rated Bonus Amount. Participant's
Notice of Participation designates a twelve-month Severance
Window Period.  The Company's fiscal year is the calendar
year and therefore no Pro-Rated Bonus Amount has been paid
pursuant to Article V of the Plan. The Participant's 100%
Target Bonus is $30,000. The Participant is entitled
to a Severance Payment equal to (i) 100% x $150,000,
plus (ii) 50% x $150,000, plus (iii) (166/365) x $30,000 =
$238,644


    EXAMPLE II: A Change of Control is consummated on
June 15, 1997.  Participant is Involuntarily Terminated
Other than for Cause as of October 1, 1997.  Participant's
Annual Compensation is $150,000. The Severance Payment
Percentage set forth in the Participant's Notice of Participation is 100%. The Retention Payment was paid to Participant on the date of the Change of Control. Participant's Notice of Participation designates him as eligible to receive a Pro-Rated Bonus Amount. Participant's Notice of Participation designates a twelve-month Severance Window Period.
The Company's fiscal year is the calendar year and therefore no Pro-Rated Bonus Amount has been paid pursuant to
Article V of the Plan. The Participant's 100% Target Bonus is $30,000. The Participant is entitled to a Severance
Payment equal to (i) 100% x $150,000, plus (ii) (166/365)
x $30,000 = $163,644.

             (ii) Continued Employee Benefits Upon Involuntary Termination Following a Change of Control. If the Participant's employment is terminated as a result of Involuntary Termination other than for Cause, then the Participant shall receive health, dental and life insurance coverage at the same level of coverage as was provided to such Participant immediately prior to the Change of Control, with the same percentage of the premiums for such insurance coverage paid for by the Company as was paid for by the Company on behalf of such Participant immediately prior to the Change of Control (together with the benefits provided pursuant to the following sentence, the "Company-
Paid Coverage"). If such coverage included the Participant's dependents immediately prior to the Change of Control, then such dependents shall also be covered under the same terms as set forth in the preceding sentence. Company-Paid Coverage shall continue until the earlier of (i) the Health Care Continuation Period, or (ii) the date that the Participant and his or her covered dependents become covered under another employer's health, dental and life insurance plans providing comparable benefits and levels of coverage. For purposes of Title X of the Consolidated Budget Reconciliation Act of 1985 ("COBRA"), the date of the "qualifying event" for Participant and his or her covered dependents shall be the date upon which Company-
Paid Coverage terminates. Company-Paid Coverage shall be provided under either, at the Company's discretion, (I) the Company's plans, or (ii) no less favorable plans or arrangements secured by the Company.

             (iii) Voluntary Resignation; Termination For Cause. If the Participant's employment terminates by reason of the Participant's voluntary resignation (and is not an Involuntary Termination), or if the Participant is terminated for Cause, then the Participant shall not be entitled to receive severance benefits except for those (if any) as may then be established under the Company's then existing severance and benefits plans and policies at the time of such termination other than under this Plan.

             (iv) Disability; Death. If the Company terminates the Participant's employment as a result of the Participant's Disability, or such Participant's employment is terminated due to the death of the Participant, then the Participant shall not be entitled to receive severance or other benefits except for those (if any) as may then be established under the Company's then existing severance and benefits plans and policies at the time of such Disability or death; provided, however, that Participant shall still be eligible to receive a Retention Payment pursuant to the terms of Article VI.

      (b)  Termination Apart from Change of Control.
In the event that a Participant's employment is terminated for any reason, either prior to the occurrence of a Change of Control or after the twenty-four (24)-month period following a Change of Control, then the Participant shall be entitled to receive severance benefits only as may then be established under the Company's existing severance and benefit plans and policies at the time of such termination other than this Plan.

   2.  Timing of Severance Payments.  Any Severance
Payment to which a Participant is entitled shall be paid by the Company in a lump sum within ten (10) business days after the Participant's termination date.



                            ARTICLE V

                     PRO-RATED BONUS AMOUNT PAYMENTS

    1.  Right to Pro-Rated Bonus Amount Payments. If a
Participant (i) is designated as eligible to receive a Pro-Rated Bonus Amount in his or her Notice of Participation, and (ii) remains employed by the Company through the last day of Circon Corporation's fiscal year in which a Change of Control occurs, then, subject to Article VII hereof, the Participant shall be entitled to receive the Pro-Rated Bonus Amount.

   EXAMPLE: Participant's Notice of Participation designates him as eligible to receive a Pro-Rated Bonus Payment
Amount.  The Company's fiscal year is the calendar year.
A Change of Control is consummated on June 15, 1997.
Participant remains employed with the Company through December 31, 1997. Participant's 100% Target Bonus is $30,000. The Participant is entitled to a Pro-Rated
Bonus Amount payment equal to (166/365) x $30,000
= $13,644.

    2.  Timing of Pro-Rated Bonus Amount Payments.
Any Pro-Rated Bonus Amount to which a Participant is entitled shall be paid by the Company in a lump sum within ten (10) business days after the last day of Circon Corporation's fiscal year in which a Change of Control occurs.

    3.  Pro-Rated Bonus Amount Payments In Lieu of
Target Bonus Otherwise Payable.  The payment of any
Pro-Rated Bonus Amount under this Article V or as part of a Severance Payment under Article IV shall replace in its entirety and be in lieu of any payment to the Participant under the Company's annual incentive bonus plan for the year in which a Change of Control occurs, except for any payments under bonus plans adopted by the Company following a Change of Control.

                           ARTICLE VI

                       RETENTION PAYMENTS

    1.  Right to Retention Payments.

      (a) Level I & II Participants. If a Participant is specified as a Level I or II Participant in his or her Notice of Participation, and Participant remains employed through the date upon which a Change of Control occurs then, subject to Article VII hereof, the Participant shall be entitled to receive a Retention Payment equal to the product obtained by multiplying the Participant's
Retention Payment Percentage times the Participant's Annual
Compensation.

      EXAMPLE: A Change of Control is consummated on June 15, 1997. Participant remains employed with the Company through the date of the Change of Control.
Participant's Annual Compensation is $150,000.
The Retention Payment Percentage set forth in the Participant's Notice of Participation is 50%. The
Participant is entitled to a Retention Payment equal to 50%x $150,000 = $75,000.

       (b) Level III & IV Participants. If a Participant is specified as a Level III or IV Participant in his or her Notice of Participation, and (i) a Participant remains employed by the Company for ninety
(90) days after a Change of Control, or (ii) a Participant's employment with the Company is terminated due to the death or Disability of the Participant following a Change of Control but prior to ninety days after a Change of Control, then, subject to
Article VII hereof, the Participant shall be entitled to receive a Retention Payment equal to the product obtained by multiplying the Participant's Retention Payment Percentage times the
Participant's Annual Compensation.

   EXAMPLE: A Change of Control is consummated on June 15, 1997. Participant remains employed with the Company for ninety (90) days following the Change of Control. Participant's Annual Compensation is
$150,000 The Retention Payment Percentage set forth in the Participant's Notice of Participation is 50%.
The Participant is entitled to a Retention Payment equal to 50% x $150,000 = $75,000.

    2. Timing of Retention Payments. Any Retention Payment to which a Level I or Level II Participant is entitled shall be paid by the Company in a lump sum upon the date of a Change of Control. Any Retention Payment to which a Level III or Level
IV Participant is entitled shall be paid by the Company in a lump sum within ten (10) business days after the ninetieth (90th) day after a Change of Control.

                          ARTICLE VII

    NON-COMPETITION AND NON-SOLICITATION AGREEMENTS

  If a Participant is specified as a Level I or II Participant in his or her Notice of Participation, then he or she may elect, within 60 days following August 28, 1998, to enter into a Non-Competition and Non-Solicitation Agreement on the terms and conditions and for such consideration as is set forth in Exhibit A to such Participants' Notices of Participation.

                          ARTICLE VIII

               GOLDEN PARACHUTE EXCISE TAX AND
               NON-DEDUCTIBILITY LIMITATIONS

        Except if specifically otherwise set forth in a Participant's Notice of Participation, in the event that the benefits under this Plan, when aggregated with any other payments or benefits received by a Participant, would (i) constitute "parachute payments" within the meaning of Section 280G of the Code and (ii) but for this Article VII, would be subject to the excise tax imposed by Section 4999 of the Code, then the Participant's
Plan benefits shall be reduced to such lesser amount or degree as would result in no portion of such benefits being subject to excise tax under Section 4999 of the Code. Unless the Company and the Participant otherwise agree in writing, any determination required under this Article VII shall be made in writing by the same firm of independent public accountants who were employed by the Company immediately prior to the Change of Control (the "Accountants"), whose determination shall be conclusive and binding upon the Participant and the Company for all purposes. For purposes of making the calculations required by this Article VII, the Accountants may make reasonable assumptions and approximations concerning applicable taxes and may rely on reasonable, good faith interpretations concerning the application of Sections 280G and 4999 of the Code. The Company and the Participant shall furnish to the Accountants such information and documents as the Accountants may reasonably request in order to make a determination under this Article VII. The
Company shall bear all costs the Accountants may reasonably incur in connection with any calculations contemplated by this Article VII.

                          ARTICLE IX

                EMPLOYMENT STATUS; WITHHOLDING

      1. Employment Status. This Plan does not constitute a contract of employment or impose on the Participant or the Company any obligation to retain the Participant as an Employee, to change the status of the Participant's employment, or to change the Company's policies regarding termination of employment. The Participant's employment is and shall continue to be at-will, as defined under applicable law. If the Participant's employment with the Company or a successor entity terminates for any reason, including (without limitation) any termination prior to a Change of Control, the Participant shall not be entitled to any payments, benefits, damages, awards or compensation other than as provided by this Plan, or as may otherwise be available in accordance with the Company's established employee plans and practices or other agreements with the Company at the time of termination.

    2. Taxation of Plan Payments. All amounts paid pursuant to this Plan shall be subject to regular payroll and withholding taxes.


                 ARTICLE X

    SUCCESSORS TO COMPANY AND PARTICIPANTS

     1. Company's Successors. Any successor to the Company (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business and/or assets shall assume the obligations under this Plan and agree expressly to perform the obligations under this Plan by executing a written agreement. For all purposes under this Plan, the term "Company" shall include any successor to the Company's business and/or assets which executes and delivers the assumption agreement described in this subsection or which becomes bound by the terms of this Plan by operation of law.

      2. Participant's Successors. All rights of the Participant hereunder shall inure to the benefit of, and be enforceable by, the Participant's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.


                         ARTICLE XI

           DURATION, AMENDMENT AND TERMINATION

       1. Duration. This Plan shall terminate on August 20, 1999 unless (i) extended by the Board, or (ii) a Change of Control occurs prior to August 20, 1999. If a Change of Control occurs prior to August 20, 1999, then this Plan shall terminate upon the earlier of (i) the date that all obligations of the Company or successor entities hereunder have been satisfied, or (ii) twenty-four (24) months after a Change of Control, unless sooner terminated as provided in this Article. A termination of this Plan pursuant to the preceding sentences shall be effective for all purposes, except that such termination shall not affect the payment or provision of compensation or benefits earned by a Participant prior to the termination of this Plan.

         2. Amendment or Termination. Except with respect to amendments that are not adverse to Participants, the Plan is not subject to any amendment, change, substitution, deletion, revocation or termination in any respect whatsoever prior to the Plan's expiration.

                          ARTICLE XII

                        PLAN ADMINISTRATION

            1. Appeal. A Participant or former Participant who disagrees with their allotment of benefits under this Plan may file a written appeal with the designated Human Resources representative. Any claim relating to this Plan shall be subject to this appeal process. The written appeal must be filed within sixty (60) days of the Participant's termination date or the date that Company breaches its obligations hereunder as the case may be.

          The appeal must state the reasons the Participant or former Participant believes he or she is entitled to different benefits under the Plan. The designated Human Resources representative shall review the claim. If the claim is wholly or partially denied, the designated Human Resources representative shall provide the Participant or former Participant a written notice of the denial, specifying the reasons the claim was denied. Such notice shall be provided within ninety (90) days of receiving the written appeal.

            If the claim is denied, in whole or in part, the Participant may request a review of the denial at any time within ninety
(90) days following the date the Participant received written notice of the denial of his or her claim. For purposes of this subsection, any action required or authorized to be taken by the Participant may be taken by a representative authorized in writing by the Participant to represent him or her. The designated Human Resources representative shall afford the Participant a full and fair review of the decision denying the claim and, if so requested, shall:

                (a) Permit the Participant to review any documents that
                    are pertinent to the claim;

                (b) Permit the Participant to submit to the designated
                    Human Resources representative issues and comments in writing; and

                (c) The decision on review by the designated Human Resources representative shall be in writing and shall be issued within 60 days following receipt of the request for review. The decision on review shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision of the designated Human Resources representative is based.

      2. Arbitration. If the appeal of a Participant or former Participant is denied, or if the outcome of said appeal is unsatisfactory to the Participant or former Participant, the sole remedy hereunder shall be arbitration as set forth below. Any dispute or controversy arising under or in connection with the Plan shall be settled by arbitration in accordance with the rules of the American Arbitration Association then in effect, conducted before a panel of three arbitrators sitting in a location selected by the Participant within fifty (50) miles from the location of his or her job with the Company. In consideration for the Participant's or former Participant's waiver of their right to litigate any such dispute or controversy in a court of law, and notwithstanding any contrary provisions of California law regarding allocation of attorney fees, costs and expenses in arbitration proceedings, the Company agrees to pay, on a monthly basis, the reasonable attorney fees, costs and expenses (with such reasonableness determined by the arbitrator) incurred in good faith by the Participant or former Participant in connection with any such arbitration regardless of the outcome of the arbitration. Judgment may be entered on the arbitrator's award in any court having jurisdiction.
If the Participant or former Participant is the prevailing party or recovers any damages in such arbitration, he or she shall be entitled to receive, in addition thereto, pre-judgment and post-judgment interest. Punitive damages shall not be awarded.

                         ARTICLE XIII

                             NOTICE

      1. General. Notices and all other communications contemplated by this Plan shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. In the case of the Participant, mailed notices shall be addressed to him or her at the home address which he or she most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its General Counsel.

       2. Notice of Termination by the Company. Any termination by the Company of the Participant's employment with the Company at any time within twenty-four (24) months following a Change of Control shall be communicated by a notice of termination to the Participant at least five (5) days prior to the date of such termination (or at least thirty (30) days prior to the date of a termination by reason of the Participant's Disability). Such notice shall indicate the specific termination provision or provisions in this Plan relied upon (if any), shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination under the provision or provisions so indicated, and shall specify the termination date.

       3. Notice by the Participan of Involuntary Termination by the Company. In the event that the Participant determines that an Involuntary Termination has occurred at any time within twenty-four (24) months following a Change of Control, the Participant shall give written notice that such Involuntary Termination has occurred. Such notice shall be delivered by the Participant to the Company within ninety (90) days following the date on which such Involuntary Termination occurred, shall indicate the specific provision or provisions in this Plan upon which the Participant relied to make such determination and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for such determination. The failure by the Participant to include in the notice any fact or circumstance which contributes to a showing of Involuntary Termination shall not waive any right of the Participant hereunder or preclude the Participant from asserting such fact or circumstance in enforcing his or her rights hereunder.

                       ARTICLE XIV

                 MISCELLANEOUS PROVISIONS

   1. No Duty to Mitigate. The Participant shall not be required to mitigate the amount of any payment contemplated by this Plan, nor shall any such payment be reduced by any earnings that the Participant may receive from any other source.

    2. Severability. The invalidity or unenforceability of any provision or provisions of this Plan shall not affect the validity or enforceability of any other provision hereof, which shall remain in full force and effect.

    3. No Assignment of Benefits. The rights of any person to payments or benefits under this Plan shall not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this subsection shall be void.

     4. Tax Withholding. All payments made pursuant to this Plan will be subject to withholding of applicable income and employment taxes.

      5. Assignment by Company. The Company may assign its rights under this Plan to an affiliate, and an affiliate may assign its rights under this Plan to another affiliate of the Company or to the Company; provided, however, that no assignment shall be made if the net worth of the assignee is less than the net worth of the Company at the time of assignment; provided, further, that the Company shall guarantee all benefits payable hereunder. In the case of any such assignment, the term
"Company" when used in this Plan shall mean the corporation that actually employs the Participant.

                           ARTICLE XV

                    ERISA REQUIRED INFORMATION

       1. Plan Sponsor.  The Plan sponsor and administrator is:

                   Circon Corporation
                   6500 Hollister Avenue
                   Santa Barbara, California  93117
                  (805) 685-5100

        2. Designated Agent. Designated agent for service of process:

                    General Counsel
                    Circon Corporation
                    6500 Hollister Avenue
                    Santa Barbara, California 93117

         3. Plan Records. Plan records are kept on a fiscal year basis.

         4. Plan Funding.  The Plan is funded from the
            Company's general assets.


                        EXHIBIT A

            NON-COMPETITION AND NON-SOLICITATION AGREEMENT

           CIRCON CORPORATION MANAGEMENT RETENTION PLAN

                NOTICE OF PARTICIPATION - LEVEL I

   This Exhibit A to the Circon Corporation Management
Plan Level I Notice of Participation (the "Agreement") is made and entered into this _____ day of __________, 1998, by and between Circon Corporation and Richard A. Auhll ("Participant").

    WHEREAS, it is in the best interests of the Company and any successor thereto to restrict Participant from engaging in certain activities which may be competitive with the business of the Company following the Participant's termination from the Company; and

     WHEREAS, for good and valuable consideration, Participant is willing to accept and agree to be bound by certain restriction and protective covenants as set forth herein.

     NOW, THEREFORE, the parties hereto hereby agree as follows:

     1. Definitions. This Subsection sets forth the definitions of certain capitalized terms used in this Agreement. Capitalized terms not otherwise defined shall have the meaning assigned to such term in the Circon Management Retention Plan (the "Management Retention Plan").

        (a) "Competing Business" shall mean Karl Storz Endoscopy-
America, Inc., Richard Wolf Medical Instruments Corporation or
Olympus America, Inc.

         (b) "Competitive Position" shall mean (a) the Participant's direct or indirect equity ownership (excluding ownership of less than one (1%) percent of the outstanding common stock) or control of any portion of any Competing Business; or (b) any employment, consulting, partnership, advisory, directorship, agency, promotional, independent contractor or other service provision arrangement between the Participant and any Competing Business.

         (c) "Covenant Period" shall mean the period of time from the date of this Agreement to the date that is twelve (12) months after the effective date of any termination of the Participant that occurs within the Participant's Severance Window Period.

         (d) "Customers" shall mean actual customers, clients, referral sources or managed care organizations or actively sought prospective custothe Company during the two (2) years prior to the effective date of the termination.

      2. Limitation on Competition. In consideration of the Covenant Payments payable by the Company to the Participant under this Agreement, the Participant agrees that during the Covenant Period, the Participant will not, without the prior written consent of the Company, anywhere within the United States, either directly or indirectly, alone or in conjunction with any other party, accept, enter into or take any action in conjunction with or in furtherance of a Competitive Position (other than action to reject an unsolicited offer of a Competitive Position).

       3. Limitation on Soliciting Customers. In consideration of the Covenant Payments payable by the Company to the Participant under this Agreement, the Participant agrees that during the Covenant Period, the Participant will not, without the prior written consent of the Company, alone or in conjunction with any other party, solicit, divert or appropriate or attempt to solicit, divert or appropriate on behalf of a Competing Business any Customer with which the Participant had any direct contact on behalf of the Company.

        4. Limitation on Soliciting Personnel or Other Parties. In consideration of the Covenant Payments payable to the Company to the Participant under this Agreement and in consideration of Participant entering into an amendment of his Notice of Participation of even date herewith reducing the amounts payable pursuant to the Retention and Severance Payment Percentages thereunder, the Participant hereby agrees that he will not, without the prior written consent of the Company, alone or in conjunction with any other party, solicit or attempt to solicit any employee, consultant, contractor, independent broker or other personnel of the Company to terminate, alter or lessen that party's affiliation with the Company or to violate the terms of any agreement or understanding between such employee, consultant, contractor or other person and the Company, provided, however, that this restriction shall not prevent Participant from retaining an employee, consultant or contractor of the Company who independently responds to advertisement for employment generally circulated to the public.

    5. Covenant Payments. In consideration for entering into and abiding by this Agreement, the Company agrees to pay Participant during the Covenant Period, in twelve monthly substantially equal installments, an amount equal in the aggregate to 83.33% of the Participant's Annual Compensation.

     6. Sole Remedy for Breach. The parties hereto agree that the sole remedy available to the Company for Participant's breach of any of Sections 2, 3, or 4 hereof shall be the forfeiture of any Covenant Payments not yet paid to Participant. Injunctive or other equitable relief shall not be available to the Company as a remedy for Participant's breach of this Agreement.

     7. Acknowledgment. The parties acknowledge and agree that the covenants of the Participant in Sections 2, 3 and 4 hereof are and shall be treated under law, as "ancillary to the sale of the Company's businesThe parties acknowledge and agree that the protective Covenants are reasonable as to time, scope and territory given the Company's need to protect its trade secrets and confidential business information and given the substantial payments and benefits to which the Participant is entitled hereunder and in connection with the Management Retention Plan.

       8. Severability. If any term or provision of this Agreement shall to any extent be declared illegal or unenforceable by a duly authorized court of competent jurisdiction, then the remainder of this Agreement or the application of such term or provision in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, each term and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law and the illegal or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision.

        9. Successors. This Agreement shall be binding upon and inure to the benefit of, and shall be enforceable by Participant and the Company, their respective heirs, executors, administrators and assigns. In the event the Company is merged, consolidated, liquidated by a parent corporation, or otherwise combined into one or more corporations, the provisions of this Agreement shall be binding upon and inure to the benefit of the parent corporation or the corporation resulting from such merger or to which the assets shall be sold or transferred, which corporation from and after the date of such merger, consolidation, sale or transfer shall be deemed to be the Company for purposes of this Agreement. In the event of any other assignment of this Agreement by the Company, by operation of law or otherwise, the Company shall remain primarily liable for its obligations hereunder. This Agreement shall not be assignable by Participant.

         10. Entire Agreement. This Agreement, the Management Retention Plan, and the Notice of Participation represent the entire agreement of the parties with respect to the subject matter hereof, and supersede in their entirety all prior agreements. This agreement may only be amended by means of a written agreement by and between the parties hereto.

        IN WITNESS WHEREOF, the parties have executed this Agreement and caused it to be effective as of the day and year first written above.


                              COMPANY

                              -------------------------

                              PARTICIPANT

                             --------------------------

                            Richard A. Auhll





                                 EXHIBIT A

                 NON-COMPETITION AND NON-SOLICIAGREEMENT AGREEMENT

                   CIRCON CORPORATION MANAGEMENT RETENTION PLAN

                       NOTICE OF PARTICIPATION - LEVEL II

     This Exhibit A to the Circon Corporation Management Retention Plan Level II Notice of Participation (the "Agreement") is made and entered into this _____ day of __________, 1998, by and betwe Circon Corporation and _______________________ ("Participant")

      WHEREAS, it is in the best interests of the Company and any successor thereto to restrict Participant from engaging in certain activities which may be competitive with the business of the Company following the Participant's termination from the Company; and

      WHEREAS, for good and valuable consideration, Participant is willing to accept and agree to be bound by certain restriction and protective covenants as set forth herein.

      NOW, THEREFORE, the parties hereto hereby agree as follows:

     1. Definitions. This Section sets forth the definitions of certain capitalized terms used in this Agreement. Capitalized terms not otherwise defined shall have the meaning assigned to such term in the Circon Management Retention Plan (the "Management Retention Plan
(the "Management Retention Plan")


        (a) "Competing Business" shall mean Karl Storz Endoscopy-America, Inc., Richard Wolf Medical Instruments Corporation or
Olympus America, Inc.

        (b) "Competitive Position"(a) the Participant's direct or indirect equity ownership (excluding ownership of less than one (1%) percent of the outstanding common stock) or control any portion of any Competing Business; or (b) any employment, consulting, partnership, advisory, directorship, agency, prom independent contractor or other service provision arrangement between the Participant and any Competing Business.

       (c) "Covenant Period shall mean the period of time from the date of this Agreement to the date that is twelve (12) months effective date of any termination of the Participant that occurs within the Participant's Severance Window Period.

      (d) "Customers" shall mean actual customers, clients, referral sources or managed care organizations or actively so prospective customers of the Company during the two (2) years prior to the effective date of the termination.

       2. Limitation on Competition. In consideration of the Covenant Payments payable by the Company to the Participant under this Agreement, the Participant agrees that during the Covenant Period, the Participant will not, without the prior written consent of the Company, anywhere within the United States, either directly or indirectly, alone or in conjunction with any other party, accept, enter into or take any action in conjunction with or in furtherance of a Competitive Position (other than action to reject an unsolicited offer of a Competitive Position).

         3. Limitation on Soliciting Customers. In consideration of the Covenant Payments payable by the Company to the Participant under this Agreement, the Participant agrees that during the Covenant Period, the Participant will not, without the prior written consent of the Company, alone or in conjunction with any other party, solicit, divert or appropriate or attempt to solicit, divert or appropriate on behalf of a Competing Business any Customer with which the Participant had any direct contact on behalf of the Company.

          4. Limitation on Soliciting Personel or Other Parties. In consideration of the Covenant Payments payable to the Company to the Participant under this Agreement, the Participant hereby agrees that he will not, without the prior written consent of the Company, alone or in conjunction with any other party, solicit or attempt to solicit any employee, consultant, contractor, independent broker or other personnel of the Company to terminate, alter or lessen that party's affiliation with the Company or to violate the terms of any agreement or understanding between such employee, consultant, contractor or other person and the Company, provided, however, that this restriction shall not prevent Participant from retaining an employee, consultant or contractor of the Company who independently responds to advertisement for employment generally circulated to the public.

           5. Covenant Payments. In consideration for entering into and abiding by this Agreement, the Company agrees to pay Participant during the Covenant Period, in twelve monthly substantially equal installments, an amount equal in the aggregate to one-half of the Participant's Annual Compensation.

            6. Sole Remedy for Breach. The parties hereto agree that the sole remedy available to the Company for Participant's breach of any of Sections 2, 3, or 4 hereof shall be the forfeiture of any Covenant Payments not yet paid to Participant. Injunctive or other equitable relief shall not be available to the Company as a remedy for Participant's breach of this Agreement.

             7. Acknowledgment. The parties acknowledge and agree that the covenants of the Participant in Sections 2,3 and 4 hereof are and shall be treated under law, as "ancillary to the sale of the Company's business." The parties acknowledge and agree that the protective Covenants are reasonable as to time, scope and territory given the Company's need to protect its trade secrets and confidential business information and given the substantial payments and benefits to which the Participant is entitled hereunder and in connection with the Management Retention Plan.

               8. Severability. If any term or provision of this Agreement shall to any extent be declared illegal or unenforceable by a duly authorized court of competent jurisdiction, then the remainder of this Agreement or the application of such term or provision in circumstances other than those as to which it is so declared illegal or unenforceable shall not be affected thereby, each term and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law and the illegal or unenforceable term or provision shall be deemed replaced by a term or provision that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision.

                 9. Successors. This Agreement shall be binding upon and inure to the benefit of, and shall be enforceable by Participant and the Company, their respective heirs, executors, administrators and assigns. In the event the Company is merged, consolidated, liquidated by a parent corporation, or otherwise combined into one or more corporations, the provisions of this Agreement shall be binding upon and inure to the benefit of the parent corporation or the corporation resulting from such merger or to which the assets shall be sold or transferred, which corporation from and after the date of such merger, consolidation, sale or transfer shall be deemed to be the Company for purposes of this Agreement. In the event of any other assignment of this Agreement by the Company, by operation of law or otherwise, the Company shall remain primarily liable for its obligations hereunder. This Agreement shall not be assignable by Participant.

      10. Entire Agreement.  This Agreement, the Management
Retention Plan, and the Notice of Participation represent the agreement of the parties with respect to the subject matter hereof, and supersede in their entirety all prior agreements. This agreement may only be amended by means of a written agreement by and between the parties hereto.

        IN WITNESS WHEREOF, the parties have executed this Agreement and caused it to be effective as of the day and year first written above.

                           COMPANY

                           ------------------------


                          PARTICIPANT
                          ------------------------



                       CIRCON CORPORATION MANAGEMENT RETENTION PLAN

                        AMENDED NOTICE OF  PARTICIPATION (LEVEL I)


TO:                    [Name of Participant]

Amended as of:         August 28, 1998

        The Board of Directors of the Company has designated you as a Participant in the Circon Corporation Management Retention Plan
(the "Plan"), a copy of which is attached hereto. The terms and conditions of your participation in the Plan are as set forth in the Plan and herein. The variables relating to your Plan participation are as follows:

       100% of Target Bonus Included in Definition of Annual Compensation - Yes

       Pro-Rated Bonus Amount Eligibility - Yes

       Severance Window Period - Twenty-four months

       Health Care Continuation Period - Two and one-half years

       Retention Payment Perce    83.33% Paid at Change of Control

       Severance Payment Perce    83.33% Paid Upon Termination
                                       not for Cause (within 2 years
                                       of Change of Control)

Non-Compete Agreement Percentage  83.34%Paid in 12 monthly
                                  equal installments

TOTAL:                            250.00% of Annual Compensation

Golden Parachute Excise Tax Treatment:

        Instead of the limitation set forth in Article VII of the Plan the following provisions shall apply:

        In the event that the benefits provided for in the Plan when aggregated with any other payments or benefits received by you, would (i) constitute "parachute payments" within the meaning of
Section 280G of the Code, and (ii) would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), then your Plan benefits shall be either:

       (a)  delivered in full, or
       (b delivered as to such lesser extent which would result in no portion of such benefits being subject to the Excise Tax,

whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in the receipt by you on an after-tax basis of the greatest amount of benefits notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code. Unless the Company and you otherwise agree in writing, any determination required under this paragraph shall be made in writing by the same firm of independent public accountants who were employed by the Company immediately prior to the Change of Control (the "Accountants") whose determination shall be conclusive and binding upon you and the Company for all purposes. For purposes of making the calculations required by this paragraph, the Accountants may make reasonable assumptions and approximations concerning applicable taxes and may rely on reasonable, good faith interpretations concerning the application of Section 280G and 4999 of the Code. The Company and you shall furnish to the Accountants such information and documents as the Accountants may reasonably incur in connection with any calculations contemplated by this paragraph.

   EXAMPLE: A Change of Control is consummated November 30,
1998 You remain employed with the Company through the date of the Change of Control and until June 30, 1999, when you are terminated involuntarily without Cause. The Accountants have determined that payments to you will not trigger the Excise Tax. If your Annual Compensation were $250,000 including a 100% Target Bonus of $50,000:

  Payments Made:

  Retention Payment = $250,000 x 0.833 = $208,33 Paid November 30, 1998 Severance Payment = $250,000 x 0.833 = $208,333 Paid June 30, 1998
  Total Non-Compete
      Payment       =  $250,000 x 0.833 =$*208,333.33

TOTAL:              = $625,0000.00

                               *Paid in 12 monthly installments of $17,361.11 beginning June 30, 1999 and ending May 30, 2000 because you did not breach sectition 2, 3 or 4 of the Non-compete and Non-solicitation Agreement attached hereto as Exhibit A.

Pro-Rated Target Bonus:For Change of Control November 30, 1998

Pro-Rated Bonus Amount = $50,000 x (334/365) - $45,755 Paid January 14, 1999.

               *All payments are subject to tax withholding.

           You also receive Company Paid Medical Coverage for 2.5 years as specified in the Plan.

           If you agree to participate in the Plan on these terms and conditions, please acknowledge your acceptance by signing below.
Please return the signed copy of this Amended Notice of Participation within ten (10) days of the receipt of this document to:

                                        R. Bruce Thompson
                                        Circon Corporation
                                        6500 Hollister Avenue
                                        Santa Barbara, CA 93117

Your failure to timely remit this signed Amended Notice of Participation will result in your removal from the Plan. Please retain a copy of this Amended Notice of Participation, along with the Plan, for your records. This Amended Notice of Participation supersedes in its entirety
Notice of Participation.


Date:                    Signature:
     -----------------             -------------------



CIRCON CORPORATION MANAGEMENT RETENTION PLAN

       AMENDED NOTICE OF PARTICIPATION [LEVEL II]

TO:    [Name of Participant]

Amended as of : August 28, 1998

         The Board of Directors of the Company has designated you as a Participant in the Circon Corporation Management Retention Plan (the "Plan"), a copy of which is attached hereto. The terms and conditions of your participation in the Plan are as set forth in the Plan and herein. The variables relating to your Plan participation are as follows:

   100% Target Bonus Amount Included in Definition of Annual Compensation - Yes

Severance Window Period - Twenty-four months

Severance Payment Percentage -  133%

Health Care Continuation Period -  Two Years

Retention Payment Percentage -  67%

Pro-Rated Bonus Amount Eligibility -  Yes

Non-Compete Agreement Percentage - 50% Paid in 12 monthly installments


EXAMPLE:   A Change of Control is consummated on
June 15, 1999. You remain employed with the Company through
the date of the Change of Control and until June 16, 1999, when you are terminated involuntarily without Cause.  The Accountants have determined that payments to you will not trigger the Excise
Tax.  Your Annual Compensation is $150,000, including a 100%
Target Bonus of $30,000. On June 15, 1999, you will be paid a
Retention Payment equal to 67% x $150,000 = $100,500.   Within
ten business days following June 16, 1999, you will be paid a Severance Payment equal to (i) 133% x 150,000 = $199,500, plus
(ii) (167/365) x $30,000 = $13,726, for a total Severance Payment of $213,226. Because you do not breach Sections 2, 3 or 4 Non-Competition and Non-Solicitation Agreement attached hereto as Exhibit A, you will be paid (50% x $150,000) divided by 12 =
$6,250 on July 16, 1999 and on the sixteenth of each month thereafter up until and including June 16, 2000. All payments are subject to tax withholding. You also receive Company-Paid Coverage as specified in the Plan.

  If you agree to participate in the Plan on these terms and conditions, please acknowledge your acceptance by signing below. Please return the signed copy of this Notice of Participation within ten (10) days of receipt of the document to:

                            Bruce Thompson
                            Circon Corporation
                            6500 Hollister Avenue
                            Santa Barbara, California 93117

Your failure to timely remit this signed Notice of Participation will result in your removal from the Plan. Please retain a copy of this Notice of Participation, along with the Plan, for your records. Should you have any questions regarding this Notice of Participation or the Plan, please do not hesitate to contact Bruce Thompson at 805-961-1650.

Date:________________                   Signature:______________________





      CIRCON CORPORATION MANAGEMENT RETENTION PLAN

                 NOTICE OF [LEVEL III]

To:   [Name of Participant]

Date:

          The Board of Directors of the Company has designated you a Participant in the Circon Corporation Management Retention Plan (the "Plan"), a copy of which is attached hereto. The terms and conditions of your participation in the Plan are as set forth in the Plan and herein. The variables relating to your Plan participation are as follows:

   100% Target Bonus Amount Included in Definition of Annuall
   Compensation -  Yes

  Severance Window Period - Twenty-four months

  Severance Payment Percentage - 125%

  Health Care Continuation Period -  One and one-half years

  Retention Payment Percentage -   25%

  Pro-Rated Bonus Amount Eligibility -  Yes

    If you agree to participate in the Plan on these terms and conditions, please acknowledge your acceptance by signing below.
Please return the signed copy of this Notice of Participation within ten (10) days of the date set forth above to:

                            Bruce Thompson
                            Circon Corporation
                            6500 Hollister
                            Santa Barbara, California 93117

Your failure to timely remit this signed Notice of Participation will result in your removal from the Plan. Please retain a copy of this of Participation, along with the Plan, for your records. Should you have any questions regarding this Notice of Participation or the Plan please do not hesitate to contact Bruce Thompson at 805-961-1650.


Date:________________                    Signature:_________________





            CIRCON CORPORATION MANAGEMENT RETENTION PLAN

                      NOTICE OF [LEVEL IV]

To:      [Name of Participant]

Date:

         The Board of Directors of the Company has designated you as a Participant in the Circon Corporation Management
Plan (the "Plan"), a copy of which is attached hereto. The terms and conditions of your participation in the Plan are as set forth in the Plan. The initially capitalized terms used in this Notice are formally defined in the Plan, so you should look in the Plan for their precise meaning. The variables relating to your Plan participation are as follows:

     100% Target Bonus Amount Included in Definition of Annual Compensation -No

     Severance Window Period - Twelve months

     Severance Payment Percentag -  62.5%

     Health Care Continuation Period -   Nine months

     Retention Payment Percentage -  12.5%

     Pro-Rated Bonus Amount Eligibility -  No

            Summary of Benefits

         There are two components to your Plan benefits: (i) retention/ severance payments, and (ii) post-employment coverage under the Company's group health and life insurance plans.

          Retention/Severance Payments

       The total potential retention/severance payment is based on 75% of your annual base salary.

       The retention payment component is equal to one-sixth of the total cash payment. It will be earned ninety days following a change of control of the Company if you have remained employed by the Company or the acquiring entity. The retention payment is also triggered if you are involuntarily terminated without cause or are constructively terminated (all as defined in the Plan) following a change of control but prior to ninety days following a change of control.

         The severance payment component is equal to five-sixths of the total cash payment (for vice-presidents and senior managers). It will be paid only if you are involuntarily terminated without cause or are constructively terminated (again, as defined in the Plan) within twelve months following a change of control.

          Post-employment Benefits

          In the event of an involuntary termination without cause or constructive termination (as defined in the Plan) within twelve months following a change of control, you (and, if covered prior to the change of control, your dependents) will receive continued group health, dental and life insurance coverage. The Compay is required to pay the same percentage of the related insurance premiums as were paid prior to the change of control. The Company continues to make these premium payments for a period of nine months or if earlier, until you become covered under comparable benefit plans of another employer.

          This Notice is just intended to summarize the Plan provisions and to set forth the variables relating to your participation, not to change the provisions of the Plan the specific terms and conditions of your participation in Plan are set forth in the attached Plan.

          If you agree to participate in the Plan on these terms and conditions, please acknowledge your acceptance by signing below. Please return the signed copy of this Notice of Participation within ten (10) days of the date set forth above to:

                           Bruce Thompson
                           Circon Corporation
                           6500 Hollister Avenue
                           Santa Barbara, California 93117

Your failure to timely remit this signed Notice of Participation will result in your removal from the Plan. Please retain a copy of this Notice of Participation, along with the Plan, for your records. Should you have any questions regarding this Notice of Participation or the Plan, please do not hesitate to contact Bruce Thompson at 805-961-1650.



Date:___________           Signature:_________________


                         CIRCON CORPORATION

                   SALES FORCE RETENTION PLAN

                   Effective August 27, 1996
                  Amended September 26, 1997


Introduction

          As a valued member of Circon Corporation's (the "Company sales force, you have been designated as a participant in Circon's Sales Force Retention Plan. The Retention Plan includes certain financial guarantees and provisions having the objective of easing any anxiety or concern regarding the unlikely and remote possibility of a change in control of Circon. The Board of Directors of the Company
(the "Board") recognizes that such concerns can be a distraction to key sales employees and can cause such employees to consider alternative employment opportunities. The Board has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication and objectivity of these employees, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company.

       The Board believes that it is in the best interests of the Company and its stockholders to provide these employees with an incentive to continue their employment and to motivate these employees to maximize the value of the Company upon a Change of Control for the benefit of its stockholders.

        The Board believes that it is imperative to provide these employees with (i) certain retention benefits payable upon remaining in the employ of the Company for a specified period following a Change of Control, and (ii) certain severance benefits upon termination of employment following a Change of Control. These benefits provide these employees with enhanced financial security and provide efficient incentive and encouragement to these employees to remain with the Company notwithstanding the possibility or occurrence of a Change of Control.

          Accordingly, the following plan has been developed and adopted.


                           ARTICLE I

                    ESTABLISHMENT OF PLAN

    1. Establishment of Plan. As of the Effective Date, the Company hereby establishes a sales force retention plan to be known as the "Sales Force Retention Plan" (the "Plan"), as set forth in this document. The purposes of the Plan are as set forth in the Introduction.

    2. Applicability of Plan. Subject to the terms of this Plan, the benefits provided by this Plan shall be available to Participants.

    3. Contractual Right to Benefits. Subject to the terms of this Plan, this Plan establishes and vests in each Participant a contractual right to the benefits to which he or she is entitled pursuant to the terms thereof, enforceable by the Participant against the Company.

                          ARTICLE II

                 DEFINITIONS AND CONSTRUCTION

    1. Definitions. Whenever used in the Plan, the following terms shall have the meanings set forth below and, when the meaning is intended, the initial letter of the term is capitalized.

     (a) Cause. "Cause" shall mean (i) any act of personal dishonesty taken by the Participant in connection with his responsibilities as an Employee and intended to result in substantial personal enrichment of the Participant
(ii) the Participant's conviction of a felony, (iii) a willful act by the Participant which constitutes gross misconduct and which is injurious to the Company or (iv) continued substantial violations by the Participant of the Participant's employment duties which are demonstrably willful and deliberate on the Participant's part after there has been delivered to the Participant a written demand for performance from the Company which specifically sets forth the factual basis for the Company's belief that the Participant has not substantially performed his duties.

(b) Change of Control. "Change of Control" shall mean the occur of any of the following events:

      (i) Any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the "beneficial owner" (as defined in Rule 13d nder said Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company's then outstanding voting securities; or

    (ii) A change in the composition of the
Board occurring within a two-year period, as a result of which fewer a majority of the directors are Incumbent Directors.
"Incumbent Directors" shall mean directors who either (A) are directors of the Company as of the date hereof, or (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threaten proxy contest relating to the election of directors to the Company); or

   (iii) The consummation of a merger or
consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

     (iv) the consummation of the sale or disposition by the Company of all or substantially all the Company's assets.


      (c) Company. "Company" shall mean Circon
Corporation, any subsidiary corporations, any successor entities as provided in Article VII hereof, and any parent or subsidiaries of such successor entities.

      (d) Disability. "Disability" shall mean that Participant has been unable to perform his duties as an Employee as the result of incapacity due to physical or mental illness, and such inability, at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Participant or the Participant's legal representative (such agreement as to a acceptability not to be unreasonably withheld). Termination result from Disability may only be effected after at least 30 days' written notice by the Company of its intention to terminate the Participant's employment. In the event that the Participant resumes the performance of substantially all of his duties hereunder before the termination employment becomes effective, the notice of intent to terminate shall automatically be deemed to have been revoked.

      (e) Effective Date. "Effective Date" shall mean the date the Plan is approved by the Board.

      (f) Employee.  "Employee" shall mean an
individual employed by the Company.

      (g) ERISA.  "ERISA" shall mean the
Employee Retirement Income Security Act of 1974, as amended.

      (h) Monthly Compensation. "Monthly
Compensation" shall mean the amount of travel allowance, pro-rated bonus (including 100% of amounts required to be held in a suspense account until year-end) and compensation earned by a Participant in a specified calendar month.

      (i) Participant. "Participant" shall mean an individual who meets the eligibility requirements of Article III.

      (j) Plan.  "Plan" shall mean this Circon Corporation
Sales Force Retention Plan.

      (k) Retention Payment. "Retention Payment" shall mean the payment of retention compensation as provided in
Article V hereof.

      (l) Severance Payment. "Severance Payment" shall mean the payment of severance compensation as provided in Article IV hereof.




                              ARTICLE III

                              ELIGIBILITY

          Each Employee who is designated by the Board and who is sales territory manager or a sales video specialist of the Company is not on Company probation at the time of a Change of Control shall be a Participant in the Plan. A Participant shall cease to be a Participant in the Plan when he or she ceases to be an Employee, unless such Participant is entitled to benefits hereunder. A Participant entitled to benefits hereunder shall remain a Participant in the Plan the full amount of the benefits have been delivered to the Participant.


                               ARTICLE IV

                          SEVERANCE BENEFITS

    1. Right to Severance Benefits.

      (a) Termination Following A Change of Control. If a Participant's employment terminates at any time within twelve (12) months after Change of Control, then the Participant shall be entitled to receive severance benefits as follows:

      (i) Severance Pay Upon Termination
By Company Other than for Cause Within Ninety Days Following a Change of Control. If the Participant's employment is terminated by the Company other than for Cause within ninety (90) days following a Change of Control, then the Participant shall be entitled to receive a Severance Payment equal to the sum of (i) his or her Monthly Compensation for the last two full calendar months immediately preceding the Change of Control, and (ii) his or her Retention Payment.

      EXAMPLE: A Change of Control is consummated on June 15, 1997 Participant is terminated by the Company other than for Cause as of July 1, 1997 Participant's Monthly Compensation for April 1997 is $7,000.
Participant's Monthly Compensation for May 1997 is $8,000.  The
Participant is entitled to a Severance Payment of $30,000.

      (ii) Severance Pay Upon Termination By Company
Other than for Cause On or After Ninety Days Following a Change of Control. If the Participant's employment is terminated by the Company other than for Cause on or after ninety (90) days following a Change of Control, Participant shall be entitled to receive a Severance Payment equal to his or her Monthly Compensation for the last two full calendar months immediately preceding the Change of Control.

      EXAMPLE: A Change of Control is consummated on June 15, 1997. Participant is terminated by the Company other than for Cause as on October 1, 1997. Participant's Monthly Compensation for April 1997 is $7,000. Participant's Monthly Compensation for May 1997 is $8,000. The Participant is entitled to a Severance Payment of $15,000.

      (iii) Voluntary Resignation; Termination For Cause
If the Participant's employment terminates by reason of the Participant's voluntary resignation, or if the Participant is terminated by the Company for Cause, then the Participant shall not be entitled to receive severance benefits except for those (if any) as may then be established under the Company's then existing severance and benefits plans and policies at the time of such termination other than under this Plan.

      (iv) Disability; Death.  If the Company
terminates the Participant's employment as a result of the Participant's Disability, or such Participant's employment is terminated due to death of the Participant, then the Participant shall not be entitled to receive severance or other benefits except for those (if any) as may then be established under the Company's then existing severance and benefits plans and policies at the time of such Disability or death; provided, however, that Participant shall still be eligible to receive a Retention Payment pursuant to the terms of Article V.

       (b) Termination Apart from Change of Control. In the event that a Participant's employment is terminated for any reason, either prior to the occurrence of a Change of Control or after the twelve
(12)-month period following a Change of Control, then the Participant shall be entitled to receive severance benefits only as may then be established under the Company's existing severance and benefit plan and policies at the time of such termination other than this Plan.

    2. Timing of Severance Payments. Any Severance Payment to which a Participant is entitled shall be paid by the Company in lump sum within ten (10) business days after the Participant's termination date.


                              ARTICLE V


                         RETENTION  PAYMENTS

    1. Right to Retention Payments. If (i) a Participant remains employed by the Company for ninety (90) days after a Change of Control, or (ii) a Participant's employment with the Company is terminated due to the death or Disability of the Participant following a Change of Control but prior to ninety days after a Change of Control then the Participant shall be entitled to receive a Retention Payment equal to his or her Monthly Compensation for the last two full calendar months immediately preceding the Change of Control.

  EXAMPLE: A Change of Control is consummated on June 15, 1997. Participant remains employed with the Company for ninety (90) days
following the Change of Control.    Participant's Monthly Compensation
for April 1997 is $7,000. Participant's Monthly Compensation for May 1997 is $8,000. The Participant is entitled to a Retention Payment equal to $15,000.

    2. Timing of Retention Payments. Any Retention Payment to which a Participant is entitled shall be paid by the Company in a lump sum within ten (10) business days after the ninetieth (90th) day a Change of Control.


                         ARTICLE VI

            EMPLOYMENT STATUS; WITHHOLDING

    1. Employment Status. This Plan does not constitute a contract of employment or impose on the Participant or the Company any obligation to retain the Participant as an Employee, to change the status of the Participant's employment, or to change the Company's policies regarding termination of employment. The Participant's employment is and shall continue to be at-will, as defined under applicable law. If the Participant's employment with the Company or a successor entity terminates for any reason, including
(without limitation) any termination prior to a Change of Control, the Participant shall not be entitled to any payments, benefits, damages, awards or compensation other than as provided by this Plan, or as may otherwise be available in accordance with the Company's established employee plans and practices or other agreements with the Company at the time of termination.

    2. Taxation of Plan Payments. All amounts paid pursuant to this Plan shall be subject to regular payroll and withholding taxes.


                                     ARTICLE VII

                     SUCCESSORS TO COMPANY AND PARTICIPANTS

    1 Company's Successors.  Any successor to the Company
(whether direct or indirect and whether by purchase, lease, merger consolidation, liquidation or otherwise) to all or substantially all of the Company's business and/or assets shall assume the obligations under this Plan and agree expressly to perform the obligations under this Plan by executing a written agreement. For all purposes under this Plan, the term "Company" shall include any successor to the Company's business and/or assets which executes and delivers the assumption agreement described in this subsection or which becomes bound by the terms of this Plan by operation of law.

    2. Participant's Successors. All rights of the Participant hereunder shall inure to the benefit of, and be enforceable by, the Participant's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.


                               ARTICLE VIII

                DURATION, AMENDMENT AND TERMINATION

  1. Duration. This Plan shall terminate on August 20, 1999 unless (i) extended by the Board, or (ii) a Change of Control occurs prior to August 20, 1999. If a Change of Control occurs prior to August 20, 1999, then this Plan shall terminate upon the earlier of
(i) the date that all obligations of the Company or successor entities hereunder have been satisfied, or (ii) twelve (12) months after a Change of Control, unless sooner terminated as provided in this
Article VIII. A termination of this Plan pursuant to the preceding sentences shall be effective for all purposes, except that such termination shall not affect the payment or provision of compensation or benefits earned by a Participant prior to the termination of this Plan.

  2. Amendment and Termination. Except with respect to amendments that are not adverse to Participants, the Plan is not subject to any amendment, change, substitution, deletion, revocation or termination in any respect whatsoever prior to the Plan's expiration.


                                   ARTICLE IX

                                PLAN ADMINISTRATION

  1. Appeal. A Participant or former Participant who disagrees with their allotment of benefits under this Plan may file a written appeal with the designated Human Resources representative. Any claim relating to this Plan shall be subject to this appeal process. The written appeal must be filed within sixty (60) days of the Participant's termination date.

      The appeal must state the reasons the Participant or former Participant believes he or she is entitled to different benefits under the Plan. The designated Human Resources representative shall review the claim. If the claim is wholly or partially denied, the designated Human Resources representative shall provide the Participant or former Participant a written notice of the denial, specifying the reasons the claim was denied. Such notice shall be provided within ninety (90) days of receiving the written appeal.


      If the claim is denied, in whole or in part, the Participant may request a review of the denial at any time within ninety (90) days following the date the Participant received written notice of the denial of his or her claim. For purposes of this subsection, any action required or authorized to be taken by the Participant may be taken by a representative authorized in writing by the Participant to represent him or her.
The designated Human Resources representative shall afford the Participant a full and fair review of the decision denying the claim and, if so requested, shall:

    (a) Permit the Participant to review any documents that are pertinent to the claim;

    (b)  Permit the Participant to submit to the designated Human
Resources representative issues and comments in writing; and

    (c) The decision on review by the designated Human Resources representative shall be in writing and shall be issued within 60 days following receipt of the request for review. The decision on review shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision of the designated Human Resources representative is based.

  2. Arbitration. If the appeal of a Participant or former Participant is denied, or if the outcome of said appeal is unsatisfactory to the Participant or former Participant, the sole remedy hereunder shall be arbitration as set forth below. Any dispute or controversy arising under or in connection with the Plan shall be settled by arbitration in accordance with the rules of the American Arbitration Association then in effect, conducted before a panel of three arbitrators sitting in a location selected by the Participant within fifty (50) miles from the location of his or her job with the Company. In consideration for the Participant's or former Participant's waiver of their right to litigate any such dispute or controversy in a court of law, and notwithstanding any contrary provisions of California law regarding allocation of attorney fees, costs and expenses in arbitration proceedings, the Company agrees to pay, on a monthly basis, the reasonable attorney fees, costs and expenses (with such reasonableness determined by the arbitrator) incurred in good faith by the Participant or former Participant in connection with any such arbitration regardless of the outcome of the arbitration. Judgment may be entered on the arbitrator's award in any court having jurisdiction. If the Participant or former Participant is the prevailing party or recovers any damages in such arbitration, he or she shall be entitled to receive, in addition thereto, pre-judgment and post-judgment interest. Punitive damages shall not be awarded.


                                 ARTICLE X


                                 NOTICE


  1 General. Notices and all other communications contemplated by this Plan shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. In the case of the Participant, mailed notices shall be addressed to him or her at the home address which he or she most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its General Counsel.

  2. Notice of Termination by the Company. Any termination by the Company of the Participant's employment with the Company at any time within twelve (12) months following a Change of Control shall be communicated by a notice of termination to the Participant at least five (5) days prior to the date of such termination (or at least thirty (30) days prior to the date of a termination by reason of the Participant's Disability).
Such notice shall indicate the specific termination provision or provisions in this Plan relied upon (if any), shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination under the provision or provisions so indicated, and shall specify the termination date.


                        ARTICLE XI
                MISCELLANEOUS PROVISIONS

  1. No Duty to Mitigate. The Participant shall not be required to mitigate the amount of any payment contemplated by this Plan, nor shall any such payment be reduced by any earnings that the Participant may receive from any other source.

  2. Severability. The invalidity or unenforceability of any provision or provisions of this Plan shall not affect the validity or enforceability of any other provision hereof, which shall remain in full force and effect.

  3. No Assignment of Benefits. The rights of any person to payments or benefits under this Plan shall not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this subsection shall be void.

  4. Tax Withholding. All payments made pursuant to this Plan will be subject to withholding of applicable income and employment taxes.

  5. Assignment by Company. The Company may assign its rights under this Plan to an affiliate, and an affiliate may assign its rights under this Plan to another affiliate of the Company or to the Company; provided, however, that no assignment shall be made if the net worth of the assignee is less than the net worth of the Company at the time of assignment; provided, further, that the Company shall guarantee all benefits payable hereunder. In the case of any such assignment, the term "Company" when used in this Plan shall mean the corporation that actually employs the Participant.


                  ARTICLE XII

            ERISA REQUIRED INFORMATION

       1 Plan Sponsor.  The Plan sponsor and administrator is:

          Circon Corporation
          6500 Hollister Avenue
          Santa Barbara, California     93117
         (805) 685-5100

       2 Designated Agent.  Designated agent for service of process:

         General Counsel
         Circon Corporation
         6500 Hollister Avenue
         Santa Barbara, California 93117

       3 Plan Records.  Plan records are kept on a fiscal year basis.

       4 Plan Funding.  The Plan is funded from the Comany's general assets.




               CIRCON CORPORATION

          SALES FORCE RETENTION PLAN

         NOTICE OF PARTICIPATION

To:   [Name of Participant]

Date: August 27, 1996

         You are eligible to participate in the Circon Corporation
Sales Force Retention Plan (the "Plan"), a copy of which is attached. Please note that the initially capitalized terms used in this Notice are formally defined in the Plan, so you should look in the Plan for their precise meaning.

      The Plan provides retention and severance benefits for all sales territory managers and sales video specialists who are not on probation at the time of a Change of Control. It provides for a maximum payment of twice the compensation earned in the last two full calendar months preceding the Change of Control. Compensation is defined for this purpose as travel allowance, pro-rated bonus (including 100% of amounts required to be held in a suspense account until year-end) and commissions.

          The retention payment component is equal to the compensation that you earned in the last two full calendar months preceding the change of control. You will earn this payment ninety days following a change of control if you are eligible and remain employed by the Company. This retention payment is also triggered if a you are eligible and are involuntarily terminated without cause following a change of control but prior to ninety days following such change of control.

          The severance payment component is also equal to the compensation earned in the last two full calendar months preceding the change of control. It will be paid only if you are eligible and are involuntarily terminated without cause within twelve months following a change of control.

     This Notice is just intended to summarize the Plan provisions, not to change the provisions of the Plan or your participation in the Plan. The specific terms and conditions of your participation in the Plan are set forth in the attached Plan.


     Please retain a copy of this Notice of Participation, along with the Plan, for your records. Should you have any questions regarding this Notice of Participation or the Plan, please do not hesitate to contact Bruce Thompson at 805-961-1650.




             CIRCON CORPORATION

MANAGERS, PROFESSIONALS & KEY CONTRIBUTORS
             RETENTION PLAN

     Amended as of September 26, 1997

Introduction

          It is expected that Circon Corporation (the "Company") from time to time will consider the possibility of an acquisition by another company or other change of control. The Board of Directors of the Company (the "Board") recognizes that such consideration can be a distraction to key employees and can cause such employees to consider alternative employment opportunities. The Board has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication and objectivity of these employees, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company.

       The Board believes that it is in the best interest of the Company and its stockholders to provide these employees with an incentive to continue their employment and to motivate these employees to maximize the value of the Company upon a Change of Control for the benefit of its stockholders.

      The Board believes that it is imperative to provide these employees with (i) certain retention benefits payable upon remaining in the employ of the Company for a specified period following a Change of Control, and (ii) certain severance benefits upon termination of employment following a Change of Control. These benefits provide these employees with enhanced financial security and provide efficient incentive and encouragement to these employees to remain with the Company notwithstanding the possibility or occurrence of a Change of Control.

         Accordingly, the following plan has been developed and adopted.

                           ARTICLE I

                    ESTABLISHMENT OF PLAN

 1.  Establishment of Plan.  As of the Effective Date, the
Company hereby establishes a retention plan to be known as the Managers, Professionals & Key Contributors Retention Plan (the
"Plan"), as set forth in this document. The purposes of the Plan are as set forth in the Introduction.

 2. Applicability of Plan. Subject to the terms of this Plan, the benefits provided by this Plan shall be available to those Employees of the Company who, on or after the Effective Date, receive a Notice of Participation.

 3. Contractual Right to Benefits. Subject to the terms of this Plan, this Plan establishes and vests in each Participant a contractual right to the benefits to which he or she is entitled pursuant to the terms thereof, enforceable by the Participant against the Company.

                           ARTICLE II

                 DEFINITIONS AND CONSTRUCTION

 1. Definitions. Whenever used in the Plan, the following terms shall have the meanings set forth below and, when the meaning is intended, the initial letter of the term is capitalized.

     (a) Base Salary. "Base Salary" shall mean the Participant's base salary from the Company as in effect immediately prior to a Change of Control.

      (b) Cause. "Cause" shall mean (i) any act of personal dishonesty taken by the Participant in connection with his responsibilities as an Employee and intended to result in substantial personal enrichment of the Participant, (ii) the Participant's conviction of a felony, (iii) a willful act by the Participant which constitutes gross misconduct and which is injurious to the Company, or (iv) continued substantial violations by the Participant of the Participant's employment duties which are demonstrably willful and deliberate on the Participant's part after there has been delivered to the Participant a written demand for performance from the Company which specifically sets forth the factual basis for the Company's belief that the Participant has not substantially performed his duties.

      (c) Change of Control. "Change of Control" shall mean the occurrence of any of the following events:

       (i) Any "person" (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing [50%] or more of the total voting power represented by the Company's then outstanding voting securities; or

      (ii) A change in the composition of the Board occuring within a two-year period, as a result of which fewer than the directors are Incumbent Directors. "Incumbent Directors" shall mean directors who either (A) are directors of the Company as of the date hereof, or (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company); or

      (iii) The consummation of a merger or
consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent
      -50%of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

      (iv) The consummation of the sale or disposition by the Company of all or substantially all the Company's assets.

   (d) Company. "Company" shall mean Circon Corporation, any subsidiary corporations, any successor entities as provided in
Article VII hereof, and any parent or subsidiaries of such successor entities.

    (e) Disability. "Disability" shall mean that the Participant has been unable to perform his duties as an Employee as the result of incapacity due to physical or mental illness, and such inability, at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Participant or the Participant's legal representative (such agreement as to acceptability not to be unreasonably withheld). Termination resulting from Disability may only be effected after at least 30 days' written notice by the Company of its intention to terminate the Participant's employment. In the event that the Participant resumes the performance of substantially all of his duties hereunder before the termination of his employment becomes effective, the notice of intent to terminate shall automatically be deemed to have been revoked.

      (f) Effective Date. "Effective Date" shall mean the date the Plan is approved by the Board.

      (g) Employee. "Employee" shall mean an individual employed by Company.

     (h)  ERISA.  "ERISA" shall mean the Employee
Retirement Income Security Act of 1974, as amended.

     (i) Notice of Participation. "Notice of Participation" shall mean an individualized written notice of participation in the Plan from an authorized Employee of the Company.

     (j) Participant. "Participant" shall mean an individual who meets the eligibility requirements of Article III.

     (k)   Plan.  "Plan" shall mean this Circon Corporation
Management Retention Plan.

     (l) Retention Payment. "Retention Payment" shall mean the payment of retention compensation as provided in
Article V hereof.

     (m) Severance Payment. "Severance Payment" shall mean the payment of severance compensation as provided in Article
IV hereof.

                            ARTICLE III

                            ELIGIBILITY

          Each Employee who is designated by the Board and who receives a Notice of Participation shall be a Participant in the Plan. A Participant shall cease to be a Participant in the Plan when he or she ceases to be an Employee, unless such Participant is entitled to benefits hereunder. A Participant entitled to benefits hereunder shall remain a Participant in the Plan until the full amount of the benefits have been delivered to the Participant.

                              ARTICLE IV

                         SEVERANCE BENEFITS

        1 Right to Severance Benefits.

          (a) Termination Following A Change of Control. If a Participant's employment terminates at any time within twelve (12) months after a Change of Control, then the Participant shall be entitled to receive severance benefits as follows:

            (i) Severance Pay Upon Termination By Company
Other than for Cause Within Ninety Days Following a Change of Control. If the Participant's employment is terminated by the Company other than for Cause within ninety (90) days following a Change of Control, then the Participant shall be entitled to receive a Severance Payment equal to the sum of (i) two weeks' of his or her Base Salary multiplied by 66.67% for each full year of service with the Company or an entity acquired by the Company as of the date of the Change of Control, and (ii) his or her Retention Payment, subject to a minimum Severance Payment equal to three months' Base Salary and a maximum Severance Payment equal to one year's Base Salary.

          EXAMPLE: A Change of Control is consummated on June 15,
          1997 Participant is terminated by the Company other than for Cause as of July 1, 1997. Participant had worked three and three-quarters years with Circon as of the date of the Change of Control. Participant's Base Salary is $1,000 per week
          ($52,000 per year). The Participant's Severance Payment would be ($2,000 x 66.67% x 3) + ($2,000 x 33.33% x 3)
          = $6,000.However, this amount is less than three months'
          Base Salary, which equals $13,000. Therefore the Participant is entitled to a Severance Payment of $13,000.

          (ii)  Severance Pay Upon Termination By Company
Other than for Cause On or After Ninety Days Following a Change of Control. If the Participant's employment is terminated by the Company other than for Cause on or after ninety (90) days following a Change of Control, then the Participant shall be entitled to receive a Severance Payment equal to two weeks' of his or her Base Salary multiplied by 66.67% for each full year of service with the Company or an entity acquired by the Company as of the date of the Change of Control (with a minimum Severance Payment equal to two months' Base Salary and a maximum Severance Payment equal to eight months' Base Salary).

          EXAMPLE: A Change of Control is consummated on June
          15, 1997. Participant is terminated by the Company other than for Cause as of October 1, 1997. Participant had worked three and three-quarters years with Circon prior to the date of the Change of Control Participant's Base Salary is $1,000 per week ($52,000 per year). The Participant's Severance Payment would be ($2,000 x 66.67% x 3) = $4,000.20.
          However, this amount is less than two months' Base Salary, which equals $8,666.67 Therefore the Participant is entitled to a Severance Payment of $8,666.67.

         (iii) Voluntary Resignation; Termination For Cause.
If the Participant's employment terminates by reason of the Participant's voluntary resignation, or if the Participant is terminated by the Company for Cause, then the Participant shall not be entitled to receive severance benefits except for those (if any) as may then be established under the Company's then existing severance and benefits plans and policies at the time of such termination other than under this Plan.

          (iv) Disability; Death.  If the Company
terminates the Participant's employment as a result of the Participant's Disability, or such Participant's employment is terminated due to the death of the Participant, then the Participant shall not be entitled to receive severance or other benefits except for those (if any) as may then be established under the Company's then existing severance and benefits plans and policies at the time of such Disability or death; provided, however, that Participant shall still be eligible to receive a Retention Payment pursuant to the terms of Article V.

        (b) Termination Apart from Change of Control. In the event that a Participant's employment is terminated for any reason, either prior to the occurrence of a Change of Control or after the twelve (12)-month period following a Change of Control, then the Participant shall be entitled to receive severance benefits only as may then be established under the Company's existing severance and benefit plans and policies at the time of such termination other than this Plan.

  2. Timing of Severance Payments. Any Severance Payment to which a Participant is entitled shall be paid by the Company in a lump sum within ten (10) business days after the Participant's termination date.

                            ARTICLE V

                        RETENTION PAYMENTS

  1. Right to Retention Payments. If (i) a Participant remains employed by the Company for ninety (90) days after a Change of Control, or (ii) a Participant's employment with the Company is terminated due to the death or Disability of the Participant following a Change of Control but prior to ninety days after a Change of Control, then the Participant shall be entitled to receive a Retention Payment equal to two weeks'his or her Base Salary multiplied by 33.33% for each full year of service with the Company or an entity acquired by the Company as of the date of the Change of Control, with a minimum Retention Payment equal to one months' Base Salary and a maximum Retention Payment equal to four months' Base Salary.

          EXAMPLE: A Change of Control is consummated on June 15,
          1997 Participant remains employed with the Company for ninety (90) days following the Change of Control. Participant's Base Salary is $1,000 per week ($52,000 per year). The Participant's Retention Payment would be ($2,000 x 33.33% x 3) = $1999.80. However, this amount is less than one months'
          Base Salary, which equals $4,333.33 Therefore the Particant is entitled to a Retention Payment of $4333.33.

 2. Timing of Retention Payments. Any Retention Payment to which a Participant is entitled shall be paid by the Company in a lump sum within ten (10) business days after the ninetieth (90th) day after a Change of Control.

                               ARTICLE VI

                   EMPLOYMENT STATUS; WITHHOLDING

 1. Employment Status. This Plan does not constitute a contract of employment or impose on the Participant or the Company any obligation to retain the Participant as an Employee, to change the status of the Participant's employment, or to change the Company's policies regarding termination of employment. The Participant's employment is and shall continue to be at-will, as defined under applicable law. If the Participant's employment with the Company or a successor entity terminates for any reason, including (without limitation) any termination prior to a Change of Control, the Participant shall not be entitled to any payments, benefits, damages, awards or compensation other than as provided by this Plan, or as may otherwise be available in accordance with the Company's established employee plans and practices or other agreements with the Company at the time of termination.

 2. Taxation of Plan Payments. All amounts paid pursuant to this Plan shall be subject to regular payroll and withholding taxes.

                            ARTICLE VII

           SUCCESSORS TO COMPANY AND PARTICIPANTS

 1. Company's Successors.  Any successor to the Company
(whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business and/or assets shall assume the obligations under this Plan and agree expressly to perform the obligations under this Plan by executing a written agreement. For all purposes under this Plan, the term "Company" shall include any successor to the Company's business and/or assets which executes and delivers the assumption agreement described in this subsection or which becomes bound by the terms of this Plan by operation of law.

 2. Participant's Successors. All rights of the Participant hereunder shall inure to the benefit of, and be enforceable by, the Participant's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

                           ARTICLE VIII

              DURATION, AMENDMENT AND TERMINATION

 1. Duration.  This Plan shall terminate on August 20,
1999 unless (i) extended by the Board, or (ii) a Change of Control occurs prior to August 20, 1999. If a Change of Control occurs prior to August 20, 1999, then this Plan shall terminate upon the earlier of
(i) the date that all obligations of the Company or successor entities hereunder have been satisfied, or (ii) twelve (12) months after a Change of Control, unless sooner terminated as provided in this Article. A termination of this Plan pursuant to the preceding sentences shall be effective for all purposes, except that such termination shall not affect the payment or provision of compensation or benefits earned by a Participant prior to the termination of this Plan.

 2. Amendment and Termination. Except with respect to amendments that are not adverse to Participants, the Plan is not subject to any amendment, change, substitution, deletion, revocation or termination in any respect whatsoever prior to the Plan's expiration.

                          ARTICLE IX

                     PLAN ADMINISTRATION

 1. Appeal. A Participant or former Participant who disagrees with their allotment of benefits under this Plan may file a written appeal with the designated Human Resources representative. Any claim relating to this Plan shall be subject to this appeal process. The written appeal must be filed within sixty (60) days of the Participant's termination date.

    The appeal must state the reasons the Participant or former
Participant believes he or she is entitled to different benefits under the Plan. The designated Human Resources representative shall review the claim. If the claim is wholly or partially denied, the designated Human Resources representative shall provide the Participant or former Participant a written notice of the denial, specifying the reasons the claim was denied. Such notice shall be provided within ninety (90) days of receiving the written appeal.

    If the claim is denied, in whole or in part, the Participant may request a review of the denial at any time within ninety (90) days following the date the Participant received written notice of the denial of his or her claim. For purposes of this subsection, any action required or authorized to be taken by the Participant may be taken by a representative authorized in writing by the Participant to represent him or her. The designated Human Resources representative shall afford the Participant a full and fair review of the decision denying the claim and, if so requested, shall:

       (a) Permit the Participant to review any documents that are pertinent to the claim;

       (b) Permit the Participant to submit to the designated
Human Resources representative issues and comments in writing; and

       (c) The decision on review by the designated Human
Resources representative shall be in writing and shall be issued within 60 days following receipt of the request for review. The decision on review shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision of the designated Human Resources representative is based.

 2. Arbitration.  If the appeal of a Participant or former
Participant is denied, or if the outcome of said appeal is unsatisfactory to the Participant or former Participant, the sole remedy hereunder shall be arbitration as set forth below. Any dispute or controversy arising under or in connection with the Plan shall be settled by arbitration in accordance with the rules of the American Arbitration Association then in effect, conducted before a panel of three arbitrators sitting in a location selected by the Participant within fifty
(50) miles from the location of his or her job with the Company.
In consideration for the Participant's or former Participant's waiver of their right to litigate any such dispute or controversy in a court of law, and notwithstanding any contrary provisions of California law regarding allocation of attorney fees, costs and expenses in arbitration proceedings, the Company agrees to pay, on a monthly basis, the reasonable attorney fees, costs and expenses (with such reasonableness determined by the arbitrator) incurred in good faith by the Participant or former Participant in connection with any such arbitration regardless of the outcome of the arbitration.
Judgment may be entered on the arbitrator's award in any court having jurisdiction. If the Participant or former Participant is the prevailing party or recovers any damages in such arbitration, he or she shall be entitled to receive, in addition thereto, pre-judgment and post-judgment interest. Punitive damages shall not be awarded.

                           ARTICLE X

                            NOTICE


 1. General. Notices and all other communications contemplated by this Plan shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. In the case of the Participant, mailed notices shall be addressed to him or her at the home address which he or she most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its General Counsel.

 2. Notice of Termination by the Company. Any termination by the Company of the Participant's employment with the Company at any time within twelve (12) months following a Change of Control shall be communicated by a notice of termination to the Participant at least five (5) days prior to the date of such termination (or at least thirty (30) days prior to the date of a termination by reason of the Participant's Disability). Such notice shall indicate the specific termination provision or provisions in this Plan relied upon (if any), shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination under the provision or provisions so indicated, and shall specify the termination date.

                        ARTICLE XI

                MISCELLANEOUS PROVISIONS

 1. No Duty to Mitigate. The Participant shall not be required to mitigate the amount of any payment contemplated by this Plan, nor shall any such payment be reduced by any earnings that the Participant may receive from any other source.

 2. Severability. The invalidity or unenforceability of any provision or provisions of this Plan shall not affect the validity or enforceability of any other provision hereof, which shall remain in full force and effect.

 3. No Assignment of Benefits. The rights of any person to payments or benefits under this Plan shall not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this subsection shall be void.

 4. Tax Withholding. All payments made pursuant to this Plan will be subject to withholding of applicable income and employment taxes.

 5. Assignment by Company. The Company may assign its rights under this Plan to an affiliate, and an affiliate may assign its rights under this Plan to another affiliate of the Company or to the Company; provided, however, that no assignment shall be made if the net worth of the assignee is less than the net worth of the Company at the time of assignment; provided, further, that the Company shall guarantee all benefits payable hereunder. In the case of any such assignment, the term "Company" when used in this Plan shall mean the corporation that actually employs the Participant.

                           ARTICLE XII

                   ERISA REQUIRED INFORMATION

 1. Plan Sponsor.  The Plan sponsor and administrator is:

                               Circon Corporation
                               6500 Hollister Avenue
                               Santa Barbara, California 93117
                              (805) 685-5100

 2. Designated Agent.  Designated agent for service of
                       process:

                               General Counsel
                               Circon Corporation
                               6500 Hollister Avenue
                               Santa Barbara, California 93117

 3. Plan Records.  Plan records are kept on a fiscal year
                   basis.

 4. Plan Funding.  The Plan is funded from the Company's
                    general assets.


                           CIRCON CORPORATION

            MANAGERS, PROFESSIONALS & KEY CONTRIBUTORS RETENTION PLAN

                       NOTICE OF PARTICIPATION

To: [Name of Participant]

Date: August 27, 1996

    The Board of Directors of the Company has designated you as a Participant in the Circon Corporation Managers, Professionals & Key Contributors Retention Plan (the "Plan"), a copy of which is attached. The initially capitalized terms used in this Notice are formally defined in the Plan, so you should look in the Plan for their precise meaning.

    The Plan provides you with retention and severance payments in the event of a Change of Control of the Company. It provides for a potential cash payment of a minimum of three months' base salary up to a maximum of one year's base salary. Subject to these minimum and maximum limits, the Plan provides for two weeks' base salary for each full year you have been employed with the Company (or with an entity acquired by the Company) up to and including the date of a Change of Control.

     The retention payment component equals one-third of the total
potential cash payment.   It will be paid to you if ninety days following
a Change of Control you have remained employed by the Company or the acquirer. The retention payment is also triggered if you are involuntarily terminated without Cause after a Change of Control but prior to 90 days following a Change of Control.

     The severance payment component equals two-thirds of the total potential cash payment. It will be paid to you only if you are involuntarily terminated without Cause within twelve months following a Change of Control.

      This Notice is just intended to summarize the Plan provisions, not to change the provisions of the Plan or your participation in the Plan. The specific terms and conditions of your participation in the Plan are set forth in the attached Plan.

       Please retain a copy of this Notice of Participation, along with the Plan, for your records. Should you have any questions regarding this Notice of Participation or the Plan, please do not hesitate to contact Bruce Thompson at 805-961-1650.

       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly autorized



                            CIRCON CORPORATION

                            Registrant



November 13, 1998                    /s/George Cloutier
-----------------                    ------------------
          Date                       GEORGE CLOUTIER
                                     Chief Executive Officer



November 13, 1998                    /s/R. Bruce Thompson
-----------------                    --------------------
          Date                       R. BRUCE THOMPSON
                                     Executive Vice President
                                     Chief Financial Officer